Form 10-Q
period 2021-06-30
Ace Global Business Acquisition Ltd
filed 2021-08-16
CIK 1844389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of July 13, 2021, there were 6,054,000 ordinary shares outstanding of the Registrant (assuming all of the units issued in our initial public offering completed on April 8, 2021 were split on such date).

ACE GLOBAL BUSINESS ACQUISITION LIMITED

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

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

ii

PART I - FINANCIAL INFORMATION

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$812,369	$-
Prepayment	182,134	-
Deferred offering costs	-	45,000

Total current assets	994,503	45,000
Cash and investments held in trust account	46,921,335	-

TOTAL ASSETS	$47,915,838	$45,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities and other payable	$8,903	$2,967
Advances from a related party	327,839	32,839

Total current liabilities	336,742	35,806

Warrant liabilities	1,250,000	-
Deferred underwriting compensation	1,840,000	-

TOTAL LIABILITIES	3,426,742	35,806

Commitments and contingencies
Ordinary shares, subject to redemption 3,871,369 and 0 shares (at conversion value of $10.20 and $0 per share)	39,489,087	-

Shareholders’ equity:
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 2,182,631 and 1,150,000 shares issued and outstanding (excluding 3,871,369 and 0 shares subject to redemption)	2,183	1,150
Additional paid-in capital	5,350,170	23,850
Accumulated deficit	(352,344)	(15,806)

Total shareholders’ equity	5,000,009	9,194

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,915,838	$45,000

See accompanying notes to unaudited condensed financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	Three months ended June 30,	Six months ended June 30,
	2021	2021

Formation, general and administrative expenses	$(250,360)	$(346,457)

Total operating expenses	(250,360)	(346,457)

Other income
Change fair value of warrant liabilities	8,560	8,560
Dividend income	1,335	1,335
Interest income	22	24
Total other income, net	9,917	9,919

Loss before income taxes	(240,443)	(336,538)

Income taxes	-	-

NET LOSS	(240,443)	(336,538)

Less: income attributable to ordinary shares subject to redemption	(1,124)	(1,124)

Net loss attributable to Ace Global Business Acquisition Limited	(241,567)	(337,662)

Basic and diluted weighted average shares outstanding	2,065,838	1,610,449

Basic and diluted net loss per share	$(0.12)	$(0.21)

See accompanying notes to unaudited condensed financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Six months ended June 30, 2021
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders ’
	No. of shares	Amount	capital	deficit	equity

Balance as of January 1, 2021	1,150,000	$1,150	$23,850	$(15,806)	$9,194

Sale of units in initial public offering	4,600,000	4,600	43,030,400	-	43,035,000
Sale of units to the founder in private placement	304,000	304	1,781,136	-	1,781,440
Initial classification of ordinary shares subject to possible redemption	(3,887,643)	(3,888)	(39,650,071)	-	(39,653,959)
Change in fair value of ordinary shares subject to possible redemption	16,274	17	164,855	-	164,872
Net loss	-	-	-	(336,538)	(336,538)

Balance as of June 30, 2021	2,182,631	$2,183	$5,350,170	$(352,344)	$5,000,009

	Three months ended June 30, 2021
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders ’
	No. of shares	Amount	capital	deficit	equity

Balance as of April 1, 2021	1,150,000	$1,150	$23,850	$(111,901)	$(86,901)

Sale of units in initial public offering	4,600,000	4,600	43,030,400	-	43,035,000
Sale of units to the founder in private placement	304,000	304	1,781,136	-	1,781,440
Initial classification of ordinary shares subject to possible redemption	(3,887,643)	(3,888)	(39,650,071)	-	(39,653,959)
Change in fair value of ordinary shares subject to possible redemption	16,274	17	164,855	-	164,872
Net loss	-	-	-	(240,443)	(240,443)

Balance as of June 30, 2021	2,182,631	$2,183	$5,350,170	$(352,344)	$5,000,009

See accompanying notes to unaudited condensed financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Six months ended June 30, 2021

Cash flows from operating activities
Net loss	$(336,538)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	(8,560)
Interest income and dividend income earned in cash and investments income held in trust account	(1,335)

Change in operating assets and liabilities:
Increase in prepayment	(182,134)
Increase in accrued liabilities	5,936

Net cash used in operating activities	(522,631)

Cash flows from investing activities
Proceeds deposited in Trust Account	(46,920,000)

Net cash used in investing activities	(46,920,000)

Cash flows from financing activities
Proceeds from public offering	44,920,000
Proceeds from private placements to a related party	3,040,000
Advances from a related party	295,000

Net cash provided by financing activities	48,255,000

Net change in cash	812,369

Cash, beginning of period	-

Cash, end of period	$812,369

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Initial classification of ordinary shares subject to possible redemption	$39,653,959
Change in fair value of ordinary shares subject to possible redemption	$(164,872)
Accrued underwriting compensation	$1,840,000
Initial recognition of warrant liabilities	$1,258,560

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering as described below. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s Initial Public Offering became effective on April 5, 2021. On April 8, 2021, the Company consummated the Initial Public Offering of 4,000,000 units (the “Public Units”), at $10.00 per Public Unit, generating gross proceeds of $40,000,000 which is described in Note 3.

Subsequently, the underwriters exercised their over-allotment option in full, and the closing of the issuance and sale of the additional Public Units occurred on April 9, 2021. The total aggregate issuance by the Company of 600,000 units at a price of $10.00 per unit resulted in gross proceeds of $6,000,000.

Simultaneously with the closing of the Initial Public Offering on April 8, 2021, the Company consummated the sale of 280,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement, generating gross proceeds of $2,800,000, which is described in Note 6. On April 9, 2021, simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 24,000 Private Units, generating gross proceeds of $240,000.

Transaction costs amounted to $1,125,000, consisting of $920,000 of underwriter’s fees and $205,000 of other offering costs.

Trust Account

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

Business Combination

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

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per Public Share, subject to increase of up to an additional $0.10 per Public Share in the event that the Ace Global Investment Limited, the sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 10). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The Company will have until April 8, 2022 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 21 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the sponsor or its affiliate or designees must deposit into the Trust Account $455,400 (approximately $0.099 per Public Share), on or prior to the date of the applicable deadline, for each three months extension. Any funds which may be provided to extend the time frame will be in the form of a loan to us from our sponsor. The terms of any such loan have not been definitely negotiated, provided, however, any loan will be interest free and will be repayable only if the Company compete a business combination.

Liquidation

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, which terms are similar to those contained in the warrant agreement governing the Company’s warrants.

The Company’s management evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. The Company’s Private Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25. As a result, the only Private Warrants shall be classified as liabilities and the Public Warrants shall be classified as equity and the Company reevaluated the accounting treatment of the 4,600,000 warrants that were issued to the Company’s sponsor in an initial public offering (“Public Warrants”). The Company previously accounted for the Public Warrants as components of liabilities.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815”), the Company concluded that a provision in the warrant agreement related to certain transfer provisions precludes the Private Warrants from being accounted for as components of equity. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

The following tables summarize the effect of the revision on each financial statement line item as of the dates, and for the period, indicated:

	As
	Previously		As
	Reported	Adjustments	Revised
Balance sheet as of April 9, 2021
Warrant Liabilities	$14,506,560	$(13,248,000)	$1,258,560
Total Liabilities	16,690,334	(13,248,000)	3,442,334
Ordinary Shares Subject to Possible Redemption	26,405,954	13,248,005	39,653,959
Ordinary Shares	3,465	(1,299)	2,166
Additional Paid-in Capital	5,184,021	1,294	5,185,315

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

● Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form S-1 for the fiscal year ended December 31, 2020, filed with the SEC on January 22, 2021.

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

● Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

● Cash and investment held in trust account

At June 30, 2021, the assets held in the Trust Account are held in cash and US Treasury securities . Investment securities in the Company’s Trust Account consisted of $46,921,322 in United States Treasury Bills and $13 in cash.

The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations.

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

● Warrant liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants are valued using a Black Scholes model.

● Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of June 30, 2021, 3,871,369 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

● Offering costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the Public Offering.

● Fair value of financial instruments

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 —

Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —

Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

 The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the period ended June 30, 2021.

The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

● Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At June 30, 2021 and December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of June 30, 2021, investment securities in the Company’s Trust Account consisted of $46,921,322 in United States Treasury Bills and $13 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying June 30, 2021 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on June 30, 2021 and December 31, 2020 is as follows:

	Carrying Value as of June 30, 2021 (Unaudited)	Gross Unrealized Holding Gain	Fair Value as of June 30, 2021 (Unaudited)
Available-for-sale marketable securities:
U.S. Treasury Securities	$46,921,322	$-	$46,921,322

NOTE 5 – PUBLIC OFFERING

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

NOTE 6 – PRIVATE PLACEMENT

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Founder Shares

In November 2020, the Company issued an aggregate of 1,000 founder shares to the initial shareholders for an aggregate purchase price of $1.

In December 2020, the Company issued an aggregate of 1,149,000 additional founder shares to the initial shareholders for an aggregate purchase price of $24,999.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Advance from Related Parties

As of June 30, 2021, the Company had a temporary advance from a shareholder and related party for its deferred cost of the Initial Public Offering. The balance is unsecured, interest-free and has no fixed terms of repayment.

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

NOTE 8 – SHAREHOLDER’S EQUITY

Ordinary shares

The Company is authorized to issue 100,000,000 ordinary shares at par value of $0.001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

On April 2021, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering.

In April, 2021, the Company issued 304,000 ordinary shares under the private placement of 304,000 private units at $10 per unit, to the Sponsor.

As of June 30, 2021 and December 31, 2021, 2,182,631 and 1,150,000 Ordinary Shares were issued and outstanding excluding 3,871,369 and 0 shares are subject to possible conversion.

Public Warrants

Each public warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share at a price of $11.50 per full share, subject to adjustment as described in this prospectus. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. This means that only an even number of warrants may be exercised at any given time by a warrant holder.

No public warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares. It is the Company’s current intention to have an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares in effect promptly following consummation of an initial business combination.

Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the public warrants is not effective within 90 days following the consummation of our initial business combination, public warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. In such event, each holder would pay the exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the day prior to the date of exercise. For example, if a holder held 300 warrants to purchase 150 shares and the fair market value on the date prior to exercise was $15.00, that holder would receive 35 shares without the payment of any additional cash consideration. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants will become exercisable on the later of the completion of an initial business combination and March 31, 2022. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption.

The Company may redeem the outstanding warrants (including any outstanding warrants issued upon exercise of the unit purchase option issued to Ladenburg Thalmann & Co., Inc.,), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the Public Warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $18.00 per share, for any 20 trading days within a 30 trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the issuance of the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the foregoing conditions are satisfied and the Company would issue a notice of redemption, each warrant holder can exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the ordinary shares may fall below the $18.00 trigger price as well as the $11.50 warrant exercise price per full share after the redemption notice is issued and not limit our ability to complete the redemption.

The redemption criteria for the warrants have been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then-prevailing share price and the warrant exercise price so that if the share price declines as a result of our redemption call, the redemption will not cause the share price to drop below the exercise price of the warrants.

If the Company call the warrants for redemption as described above, our management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. Whether the Company will exercise our option to require all holders to exercise their warrants on a “cashless basis” will depend on a variety of factors including the price of our ordinary shares at the time the warrants are called for redemption, the Company’s cash needs at such time and concerns regarding dilutive share issuances.

NOTE 9 – FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,921,335	$46,921,335	$-	$-

Liabilities:
Warrant liabilities – Private Warrants	$1,250,000	$-	$-	$1,250,000

*	included in cash and investments held in trust account on the Company’s balance sheet.

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets.

The Company established the initial fair value for the private warrants at $1,258,560 on April 9, 2021, the date of the Company’s Initial Public Offering, using a Black-Scholes model. The Company allocated the proceeds received from the sale of Private Units, first to the private warrants based on their fair values as determined at initial measurement, with the remaining proceeds recorded as ordinary shares subject to possible redemption, and ordinary shares based on their relative fair values recorded at the initial measurement date. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	June 30, 2021	April 9, 2021 (Initial measurement)
Input
Share price	$10.05	$10.00
Risk-free interest rate	0.87%	0.87%
Volatility	51%	52%
Exercise price	$11.50	$11.50
Warrant life	5 years	5 years

As of June 30, 2021, the aggregate value of the Private Warrants was $1.25 million. The change in fair value from April 9, 2021 to June 30, 2021 was approximately $(9,000).

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for investments categorized in Level 3. Level 3 financial liabilities consist of the Private Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Registration Rights

The holders of the Founder Shares, the Private Warrants (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of a majority of these securities will be entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Warrants and warrants issued in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 11 – SUBSEQUENT EVENTS

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

The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.

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

For the three and six months ended June 30, 2021, we had a net loss of $240,443 and $336,538, respectively, which was comprised of interest and dividend income and general and administrative expenses and a gain from change in fair value of warrant liabilities.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $812,369. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Registration Rights

The holders of our insider shares issued and outstanding prior to our initial public offering, as well as the holders of the Private Units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, are entitled to registration rights pursuant to a registration rights agreement entered into concurrently without initial public offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

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

Private Warrants

The Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants are valued using a Black Scholes model.

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

Ordinary Shares Subject To Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to occurrence of uncertain future events and considered to be outside of the Company’s control.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income (loss) by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible conversion. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary share equivalents had been issued and if the additional ordinary shares were dilutive. Ordinary shares subject to possible conversion at the balance sheet date, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings.

Warrant liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants are valued using a Black Scholes model.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. In connection with the preparation of this Form 10-Q, we revised our prior position on accounting for private warrants. Based upon their evaluation, and in light of the SEC Staff Statement, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were not effective as a result of our revisions of our balance sheet as of April 9, 2021 to reclassify our warrants accounting position.

Revisions of Previously Issued Financial Statements

On May 19, 2021, we revised our prior position on accounting for public and private warrants and concluded that our previously issued balance as of April 9, 2021 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the balance do not impact the amounts previously reported for our cash and cash equivalents, and total assets.

On June 30, 2021, we revisited our prior position on accounting for public warrants and concluded that our public warrants as of April 9, 2021 should be reclassified as equity because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the balance do not impact the amounts previously reported for our cash and cash equivalents, and total assets.

Changes in Internal Control over Financial Reporting

Other than the matter disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter of June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in the accounting treatment of the warrants issued in out IPO and private warrants issued to our sponsor which may require that the warrants be classified as equity and are classified as a liability, we will have to incur significant expense in valuing such liabilities on a quarterly and annual basis, such liability would be reflected on our financial statements, and such classification may make it more difficult for us to complete an initial business combination.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”). In the statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. If applicable, the warrants should be classified as a liability measured at fair value, with changes in fair value required to be reflected in the SPACs quarterly and annual financial statements. It is possible that our public warrants and private warrants would therefore be classified as a liability. If we determine that our public warrants and private warrants would be classified as liabilities, prior to the effective date of the registration statement of which this prospectus forms a part, we may amend the terms of the public warrants and the private warrants in order that they may be classified as equity, however, there can be no assurance that such changes will result in the classification of the public warrants and private warrants as equity. If the warrants are not classified as equity and are classified as a liability, we will have to incur significant expense in valuing such liabilities on a quarterly and annual basis, such liability would be reflected on our financial statements, and such classification and ongoing expense may make it more difficult for us to complete an initial business combination.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 11, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 declared effective on February 8, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

Date August 16, 2021	By:	/s/ Eugene Wong
	Name:	Eugene Wong
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Nicholas Xue Wei Tan
	Name:	Nicholas Xue Wei Tan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

