Form 10-Q
period 2021-09-30
Ace Global Business Acquisition Ltd
filed 2021-11-16
CIK 1844389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of November 11, 2021, there were 6,054,000 ordinary shares outstanding of the Registrant (assuming all of the units issued in our initial public offering completed on April 8, 2021 were split on such date).

ACE GLOBAL BUSINESS ACQUISITION LIMITED

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

ii

PART I - FINANCIAL INFORMATION

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$316,825	$-
Prepayment	122,309	-
Deferred offering costs	-	45,000

Total current assets	439,134	45,000
Cash and investments held in trust account	46,921,939	-

TOTAL ASSETS	$47,361,073	$45,000

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued liabilities and other payable	$11,871	$2,967
Advances from a related party	144,499	32,839

Total current liabilities	156,370	35,806

Warrant liabilities	1,200,000	-
Deferred underwriting compensation	1,840,000	-

TOTAL LIABILITIES	3,196,370	35,806

Commitments and contingencies
Ordinary shares, subject to possible redemption 4,600,000 and 0 shares (at conversion value of $10.20 and $0 per share)	46,920,000	-

Shareholders’ equity (deficit):
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,454,000 and 1,150,000 shares issued and outstanding (excluding 4,600,000 and 0 shares subject to possible redemption)	1,454	1,150
Additional paid-in capital	-	23,850
Accumulated deficit	(2,756,751)	(15,806)

Total shareholders’ (deficit) equity	(2,755,297)	9,194

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ (DEFICIT) EQUITY	$47,361,073	$45,000

See accompanying notes to unaudited condensed financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	Three months ended September 30,	Nine months ended September 30,
	2021	2021

Formation, general and administrative expenses	$(375,009)	$(721,466)

Total operating expenses	(375,009)	(721,466)

Other income
Change fair value of warrant liabilities	50,000	58,560
Dividend income	604	1,939
Interest income	12	36
Total other income, net	50,616	60,535

Loss before income taxes	(324,393)	(660,931)

Income taxes	-	-

NET LOSS	(324,393)	(660,931)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	4,600,000	2,931,868
Basic and diluted net income (loss) per share, common stock subject to possible redemption	$(0.05)	$0.38
Basic and diluted weighted average shares outstanding, common stock attributable to Ace Global Business Acquisition Limited	1,454,000	1,343,758
Basic and diluted net loss per share, common stock attributable to Ace Global Business Acquisition Limited	$(0.05)	$(1.33)

See accompanying notes to unaudited condensed financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Nine months ended September 30, 2021
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’ Equity
	No. of shares	Amount	capital	deficit	(deficit)

Balance as of January 1, 2021	1,150,000	$1,150	$23,850	$(15,806)	$9,194

Sale of units in initial public offering	4,600,000	4,600	43,030,400	-	43,035,000
Sale of units to the founder in private placement	304,000	304	1,781,136	-	1,781,440
Initial classification of ordinary shares subject to possible redemption	(4,600,000)	(4,600)	(44,787,763)	-	(44,792,363)
Allocation of offering costs to common stock subject to redemption	-	-	2,887,160	-	2,887,160
Accretion of carrying value to redemption value			(2,934,783)	(2,080,014)	(5,014,797)
Net loss	-	-	-	(660,931)	(660,931)

Balance as of September 30, 2021	1,454,000	$1,454	$-	$(2,756,751)	$(2,755,297)

	Three months ended September 30, 2021
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit

Balance as of July 1, 2021 (revised)	1,454,000	$1,454	$-	$(2,432,358)	$(2,430,904)

Net loss	-	-	-	(324,393)	(324,393)

Balance as of September 30, 2021	1,454,000	$1,454	$-	$(2,756,751)	$(2,755,297)

See accompanying notes to unaudited condensed financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Nine months ended September 30, 2021

Cash flows from operating activities
Net loss	$(660,931)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	(58,560)
Interest income and dividend income earned in cash and investments income held in trust account	(1,939)

Change in operating assets and liabilities:
Increase in prepayment	(122,309)
Increase in accrued liabilities	8,904

Net cash used in operating activities	(834,835)

Cash flows from investing activities
Proceeds deposited in Trust Account	(46,920,000)

Net cash used in investing activities	(46,920,000)

Cash flows from financing activities
Proceeds from public offering	44,920,000
Proceeds from private placements	3,040,000
Advances from a related party	111,660

Net cash provided by financing activities	48,071,660

Net change in cash	316,825

Cash, beginning of period	-

Cash, end of period	$316,825

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Initial classification of ordinary shares subject to possible redemption	$44,792,363
Allocation of offering costs to common stock subject to redemption	$2,887,160
Accretion of carrying value to redemption value	(5,014,797)
Accrued underwriting compensation	$1,840,000
Initial recognition of warrant liabilities	$1,258,560

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering as described below. The Company has selected December 31 as its fiscal year end.

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

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per Public Share, subject to an increase of up to an additional $0.10 per Public Share in the event that the Ace Global Investment Limited, the sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 10). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity.

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

On August 23, 2021, the Company, DDC Enterprise Limited (“DDC”) and Ka Yin Norma Chu (as shareholders’ representative) entered into a Share Exchange Agreement, pursuant to which the Company will purchase from DDC’s shareholders all of the issued and outstanding shares and other equity interests in and of DDC. Upon the closing of the transactions contemplated in the Share Exchange Agreement, Ace will acquire 100% of the issued and outstanding securities of DDC, in exchange for approximately 30,000,000 of the Company’s ordinary shares, among which 3,000,000 ordinary shares are to be issued and held in escrow to satisfy any indemnification obligations of the seller.

The Company will have to consummate a Business Combination until April 8, 2022. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 21 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the sponsor or its affiliate or designees must deposit into the Trust Account $455,400 (approximately $0.099 per Public Share), on or prior to the date of the applicable deadline, for each three months extension. Any funds which may be provided to extend the time frame will be in the form of a loan to us from our sponsor. The terms of any such loan have not been definitely negotiated, provided, however, any loan will be interest free and will be repayable only if the Company complete a business combination.

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

The Company’s management evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. The Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25. As a result, the only Private Warrants shall be classified as liabilities and the Public Warrants shall be classified as equity and the Company reevaluated the accounting treatment of the 4,600,000 warrants that were issued to the Company’s sponsor in an initial public offering (“Public Warrants”). The Company previously accounted for the Public Warrants as components of liabilities.

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

In Addition, in preparation of the Company’s unaudited condensed financial statements as of and for the period ended September 30, 2021, the Company concluded it should revise its consolidated financial statements to classify all common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit. Pursuant to ASC Topic 250, Accounting Changes and Error Corrections issued by the FASB and Staff Accounting Bulletin 99, Materiality (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables summarize the effect of the revision on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustments #1	Adjustments #2	As Revised
Balance sheet as of April 9, 2021
Warrant Liabilities	14,506,560	(13,248,000)	-	1,258,560
Total Liabilities	16,690,334	(13,248,000)	-	3,442,334
Ordinary Shares Subject to Possible Redemption	26,405,954	13,248,005	7,266,041	46,920,000
Ordinary Shares	3,465	(1,299)	(712)	1,454
Additional Paid-in Capital	5,184,021	1,294	(5,185,315)	-
Accumulated deficit	(187,479)	-	(2,080,014)	(2,267,493)
Total shareholders’ equity (deficit)	5,000,002	-	(7,266,041)	(2,266,039)

Balance sheet as of June 30, 2021 (Unaudited)
Ordinary Shares Subject to Possible Redemption	39,489,087	-	7,430,913	46,920,000
Ordinary Shares	2,183	-	(729)	1,454
Additional Paid-in Capital	5,350,170	-	(5,350,170)	-
Accumulated deficit	(352,344)	-	(2,080,014)	(2,432,358)
Total shareholders’ equity (deficit)	5,000,009	-	(7,430,913)	(2,430,904)

Adjustment #1 refer to reclassification of public warrants from warrant liabilities to equity component.

Adjustment #2 refer to reclassification of all public shares to temporary equity.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form S-1 for the fiscal year ended December 31, 2020, filed with the SEC on January 22, 2021.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such an extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

●	Cash and investment held in trust account

At September 30, 2021, the assets held in the Trust Account are held in cash and US Treasury securities. Investment securities in the Company’s Trust Account consisted of $46,921,926 in United States Treasury Bills and $13 in cash.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at September 30, 2021, 46,000,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

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

FASB ASC Topic 820 Fair Value Measurements and Disclosures defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represents the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 —

Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these securities does not entail a significant degree of judgment.

Level 2 —

Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by the market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

 The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

●	Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as an income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the period ended September 30, 2021.

The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to the redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of September 30, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 4,904,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2021	2021
Net loss	$(324,393)	$(660,931)
Accretion of carrying value to redemption value	-	(5,014,797)
Net loss including accretion of carrying value to redemption value	$(324,393)	$(5,675,728)

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Redeemable Common Stock	Non- Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(246,483)	$(77,190)	$(3,891,941)	$(1,783,787)
Accretion of carrying value to redemption value	-	-	5,014,797	-
Allocation of net income (loss)	$(246,483)	$(77,190)	$1,122,856	$(1,783,787)
Denominators:
Weighted-average shares outstanding	4,600,000	1,454,000	2,931,868	1,343,758
Basic and diluted net income (loss) per share	$(0.05)	$(0.05)	$0.38	$(1.33)

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	Related parties

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

NOTE 4 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of September 30, 2021, investment securities in the Company’s Trust Account consisted of $46,921,926 in United States Treasury Bills and $13 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying September 30, 2021 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on September 30, 2021 is as follows:

	Carrying Value as of September 30, 2021 (Unaudited)	Gross Unrealized Holding Gain	Fair Value as of September 30, 2021 (Unaudited)
Available-for-sale marketable securities:
U.S. Treasury Securities	$46,921,926	$-	$46,921,926

NOTE 5 – INITIAL PUBLIC OFFERING

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Advance from Related Parties

As of September 30, 2021, the Company had a temporary advance from a shareholder and related party for its deferred cost of the Initial Public Offering. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from January 1, 2021, to pay Ace Global Investment Limited a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s business combination or the liquidation of the trust account to public shareholders.

Related Party Extensions Loan

The Company will have until 12 months from the consummation of the Initial Public Offering to consummate the initial Business Combination. However, if the Company anticipates that the Company may not be able to consummate the initial Business Combination within 12 months, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination three times by an additional three months each time (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $455,400 ($0.10 per public share), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company are unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of our initial Business Combination or at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit.

NOTE 8 – SHAREHOLDER’S (DEFICIT) EQUITY

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

As of September 30, 2021 and December 31, 2021, 1,454,000 and 1,150,000 Ordinary Shares were issued and outstanding excluding 4,600,000 and 0 shares are subject to possible conversion.

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

If the Company calls the warrants for redemption as described above, our management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. Whether the Company will exercise our option to require all holders to exercise their warrants on a “cashless basis” will depend on a variety of factors including the price of our ordinary shares at the time the warrants are called for redemption, the Company’s cash needs at such time and concerns regarding dilutive share issuances.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,921,926	$46,921,926	$-	$-

Liabilities:
Warrant liabilities – Private Warrants	$1,200,000	$-	$-	$1,200,000

*	included in cash and investments held in trust account on the Company’s balance sheet.

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	September 30, 2021	April 9, 2021 (Initial measurement)
Input
Share price	$10.05	$10.00
Risk-free interest rate	0.98%	0.87%
Volatility	49%	52%
Exercise price	$11.50	$11.50
Warrant life	5 years	5 years

As of September 30, 2021, the aggregate value of the Private Warrants was $1.20 million. The change in fair value from April 9, 2021 to September 30, 2021 was approximately $(58,000).

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

Registration Rights

The holders of the Founder Shares, the Private Warrants (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of a majority of these securities will be entitled to make up to two demands that the Company registers such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Warrants and warrants issued in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before these unaudited financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through the date was the Company issued the unaudited condensed financial statements. During the period, the Company did not have any material subsequent events other than disclosed above.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that is not historical facts and involves risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Registration Statement on Form S-1 (Registration No. 333-252878) filed with the SEC and declared effective on April 5, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates and engaging in non-binding discussions with potential target entities. To date, we have not entered into any binding agreement with any target entity. We presently have no revenue and have had losses since inception from incurring formation and operating costs since the completion of our IPO.

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

For the three and nine months ended September 30, 2021, we had a net loss of $324,393 and $660,931, respectively, which was comprised of interest and dividend income and general and administrative expenses and a gain from change in fair value of warrant liabilities.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $316,825. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Registration Rights

The holders of our insider shares issued and outstanding prior to our initial public offering, as well as the holders of the Private Units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, are entitled to registration rights pursuant to a registration rights agreement entered into concurrently without an initial public offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Ordinary Shares Subject To Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 Distinguishing Liabilities from Equity. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control.

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to the redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. In connection with the preparation of this Form 10-Q, we revised our prior position on accounting for private warrants. Based upon their evaluation, and in light of the SEC Staff Statement, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were not effective as a result of our revisions of our balance sheet as of April 9, 2021 to reclassify our warrants accounting position and our revision of our balance sheet as of April 9, 2021 and June 30, 2021 to reclassify all public shares to temporary equity.

Revisions of Previously Issued Financial Statements

We revised our prior position on accounting for public and private warrants and concluded that our previously issued balance as of April 9, 2021 should be revised because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the balance do not impact the amounts previously reported for our cash and cash equivalents, and total assets. We revisited our financial statements to classify all public shares subject to redemption in temporary equity as of April 9, 2021. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. However, the Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. The non-cash adjustments to the balance do not impact the amounts previously reported for our cash and cash equivalents, and total assets.

Changes in Internal Control over Financial Reporting

Other than the matter disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter of September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in the accounting treatment of the warrants issued in our IPO and private warrants issued to our sponsor which may require that the warrants be classified as equity and are classified as a liability, we will have to incur significant expenses in valuing such liabilities on a quarterly and annual basis, such liability would be reflected on our financial statements, and such classification may make it more difficult for us to complete an initial business combination.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”). In the statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. If applicable, the warrants should be classified as a liability measured at fair value, with changes in fair value required to be reflected in the SPACs quarterly and annual financial statements. It is possible that our public warrants and private warrants would therefore be classified as a liability. If we determine that our public warrants and private warrants would be classified as liabilities, prior to the effective date of the registration statement of which this prospectus forms a part, we may amend the terms of the public warrants and the private warrants in order that they may be classified as equity, however, there can be no assurance that such changes will result in the classification of the public warrants and private warrants as equity. If the warrants are not classified as equity and are classified as a liability, we will have to incur significant expenses in valuing such liabilities on a quarterly and annual basis, such liability would be reflected on our financial statements, and such classification and ongoing expense may make it more difficult for us to complete an initial business combination.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 11, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 declared effective on February 8, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

Date November 16, 2021	By:	/s/ Eugene Wong
	Name:	Eugene Wong
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2021	By:	/s/ Nicholas Xue Wei Tan
	Name:	Nicholas Xue Wei Tan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)