Form 10-Q/A
period 2021-06-30
Ace Global Business Acquisition Ltd
filed 2021-12-22
CIK 1844389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Amendment No. 1 to

FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of November 11, there were 6,054,000 ordinary shares outstanding of the Registrant (assuming all of the units issued in our initial public offering completed on April 8, 2021 were split on such date).

ACE GLOBAL BUSINESS ACQUISITION LIMITED

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

 EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to Ace Global Business Acquisition Limited., unless the context otherwise indicates.

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “report”) amends the Quarterly Report on Form 10-Q of Ace Global Business Acquisition Limited for the period ended June 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on August 16, 2021 (the “Original Report”).

Background of Restatement

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies(“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, on December 20, 2021, the Company reevaluated the accounting treatment of the 4,600,000 warrants that were issued to the Company’s public shareholders in a public offering that closed concurrently with the closing of the Initial Public Offering (the “Public Warrants”). The Company previously accounted for the Public Warrants as components of liabilities.

As a result of the above, the Company should have classified the Public warrants as component of equity in its previously issued financial statements. The Company’s accounting for the Public warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses or cash.

In addition, in accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary share in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. On December 20, 2021, the Company determined that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company’s previously issued (i) audited balance sheet as of April 9, 2021 included in the Company’s Current Report on Form 8-K/A filed with the SEC on May 19, 2021, (ii) unaudited interim financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), in each case, should be corrected to classify public warrants as equity and all of the Public Shares as temporary equity and should no longer be relied upon.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective due to a material weakness in internal control over financial reporting related to the classification of the Company’s warrants as components of equity instead of as derivative liabilities and the allocation and treatment of the initial transaction costs of the initial public offering. For more information, see Item 9A included in this Quarterly Report on Form 10-Q/A.

The Company has reflected these corrections in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with SEC on November 16, 2021 (the “November 2021 Form 10-Q”) and in this amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2021. The Company does not expect the changes described above to have any impact on its cash position or the balance held in the trust account. The Company has not amended its previously filed Quarterly Reports on Form 10-Q or Current Reports on Form 8-K for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this interim Report on Form 10-Q/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Items Amended in this Report

This report presents the Original Report, amended and restated with modifications necessary to reflect the restatements, but without any other amendments, modifications or updates. As such, this report speaks only as of the date the Original Report was filed, and should be read in conjunction with our other SEC filings, including our SEC filings subsequent to the date of the Original Report.

The following items have been amended to reflect the restatements:

Part I, Item 1. Financial Statements And Supplementary Data

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this report (Exhibits 31.1, 31.2 and 32).

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment No. 1 speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

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

PART I - FINANCIAL INFORMATION

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$812,369	$-
Prepayment	182,134	-
Deferred offering costs	-	45,000

Total current assets	994,503	45,000
Cash and investments held in trust account	46,921,335	-

TOTAL ASSETS	$47,915,838	$45,000

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued liabilities and other payable	$8,903	$2,967
Advances from a related party	327,839	32,839

Total current liabilities	336,742	35,806

Warrant liabilities	1,250,000	-
Deferred underwriting compensation	1,840,000	-

TOTAL LIABILITIES	3,426,742	35,806

Commitments and contingencies
Ordinary shares, subject to redemption 4,600,000 and 0 shares (at conversion value of $10.20 and $0 per share)	46,920,000	-

Shareholders’ (deficit) equity:
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,454,000 and 1,150,000 shares issued and outstanding (excluding 4,600,000 and 0 shares subject to redemption)	1,454	1,150
Additional paid-in capital	-	23,850
Accumulated deficit	(2,432,358)	(15,806)

Total shareholders’ (deficit) equity	(2,430,904)	9,194

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$47,915,838	$45,000

See accompanying notes to unaudited condensed financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	Three months ended June 30,	Six months ended June 30,
	2021	2021
	(Restated)	(Restated)

Formation, general and administrative expenses	$(250,360)	$(346,457)

Total operating expenses	(250,360)	(346,457)

Other income
Change fair value of warrant liabilities	8,560	8,560
Dividend income	1,335	1,335
Interest income	22	24
Total other income, net	9,917	9,919

Loss before income taxes	(240,443)	(336,538)

Income taxes	-	-

NET LOSS	(240,443)	(336,538)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	4,145,055	2,083,978

Basic and diluted net income (loss) per share, common stock subject to possible redemption	0.27	0.82

Basic and diluted weighted average shares outstanding , common stock attributable to Ace Global Business Acquisition Limited	1,423,934	1,287,724

Basic and diluted net loss per share, common stock attributable to Ace Global Business Acquisition Limited	(0.94)	(1.59)

See accompanying notes to unaudited condensed financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Six months ended June 30, 2021
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	equity

Balance as of January 1, 2021	1,150,000	$1,150	$23,850	$(15,806)	$9,194

Sale of units in initial public offering	4,600,000	4,600	43,030,400	-	43,035,000
Sale of units to the founder in private placement	304,000	304	1,781,136	-	1,781,440
Initial classification of ordinary shares subject to possible redemption	(4,600,000)	(4,600)	(44,787,763)	-	(44,792,363)
Allocation of offering costs to common stock subject to redemption	-	-	2,887,160	-	2,887,160
Accretion of carrying value to redemption value	-	-	(2,934,783)	(2,080,014)	(5,014,797)
Net loss	-	-	-	(336,538)	(336,538)

Balance as of June 30, 2021 (Restated)	1,454,000	$1,454	$-	$(2,432,358)	$(2,430,904)

	Three months ended June 30, 2021
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	equity

Balance as of April 1, 2021	1,150,000	$1,150	$23,850	$(111,901)	$(86,901)

Sale of units in initial public offering	4,600,000	4,600	43,030,400	-	43,035,000
Sale of units to the founder in private placement	304,000	304	1,781,136	-	1,781,440
Initial classification of ordinary shares subject to possible redemption	(4,600,000)	(4,600)	(44,787,763)	-	(44,792,363)
Allocation of offering costs to common stock subject to redemption	-	-	2,887,160	-	2,887,160
Accretion of carrying value to redemption value	-	-	(2,934,783)	(2,080,014)	(5,014,797)
Net loss	-	-	-	(240,443)	(240,443)

Balance as of June 30, 2021 (Restated)	1,454,000	$1,454	$-	$(2,432,358)	$(2,430,904)

See accompanying notes to unaudited condensed financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Six months ended June 30, 2021
(Restated)
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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

In Addition, the Company also concluded it should revise its consolidated financial statements to classify all common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables summarize the effect of the revision on each financial statement line item as of the dates, and for the period, indicated:

Adjustment #1 refer to reclassification of public warrants from warrant liabilities to equity component.

Adjustment #2 refer to reclassification of all public shares to temporary equity.

	As Previously Reported	Adjustments #1	Adjustments #2	As Restated
Balance sheet as of April 9, 2021
Warrant liabilities	14,506,560	(13,248,000)	-	1,258,560
Total liabilities	16,690,334	(13,248,000)	-	3,442,334
Ordinary shares subject to possible redemption	26,405,954	-	20,514,046	46,920,000
Ordinary shares	3,465	-	(2,011)	1,454
Additional paid-in capital	5,184,021	13,248,000	(18,433,320)	-
Accumulated deficit	(187,479)	-	(2,080,014)	(2,267,493)
Total shareholders’ equity (deficit)	5,000,007	13,248,000	(20,514,046)	(2,266,039)

Balance sheet as of June 30, 2021 (unaudited)
Ordinary shares subject to possible redemption	39,489,087	-	7,430,913	46,920,000
Ordinary shares	2,183	-	(729)	1,454
Additional paid-in capital	5,350,170	-	(5,350,170)	-
Accumulated deficit	(352,344)	-	(2,080,014)	(2,432,358)
Total shareholders’ equity (deficit)	5,000,009	-	(7,430,913)	(2,430,904)

Statement of operations for the three months ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, ordinary stock subject to possible redemption	-	-	4,145,055	4,145,055
Basic and diluted income per share, ordinary share subject to possible redemption	-	-	0.27	0.27
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,065,838	-	(641,904)	1,423,934
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.12)	-	(0.82)	(0.94)

Statement of Operations for the six months ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, ordinary stock subject to possible redemption	-	-	2,083,978	2,083,978
Basic and diluted net (loss) income per share, ordinary share subject to possible redemption	-	-	0.82	0.82
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	1,610,449	-	(322,725)	1,287,724
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.21)	-	(1.38)	(1.59)

Statement of Cash Flows for the six months ended June 30, 2021 (unaudited)
Initial classification of shares subject to conversion	39,653,959	-	5,138,404	44,792,363
Change in value of shares subject to conversion	(164,872)	-	164,872	-
Allocation of offering costs to common stock subject to redemption	-	-	2,887,160	2,887,160
Accretion of carrying value to redemption value	-	-	(5,014,797)	(5,014,797)

Statement of Changes In Shareholders’ Deficit for the three months ended June 30, 2021 (unaudited)
Initial classification of shares subject to conversion – ordinary shares – no. of shares	(3,887,643)	-	(712,357)	(4,600,000)
Initial classification of shares subject to conversion – ordinary shares – amount	(3,888)	-	(712)	(4,600)
Initial classification of shares subject to conversion – additional paid-in capital	(39,650,071)	-	(5,137,692)	(44,787,763)
Initial classification of shares subject to conversion – total shareholder’s deficit	(39,653,959)	-	(5,138,404)	(44,792,363)
Allocation of offering costs to common stock subject to redemption	2,887,160	-	2,887,160	2,887,160
Accretion of carrying value to redemption value	(2,934,783)	-	(2,934,783)	(2,934,783)

Statement of Changes In Shareholders’ Deficit for the six months ended June 30, 2021 (unaudited)
Initial classification of shares subject to conversion – ordinary shares – no. of shares	(3,887,643)	-	(712,357)	(4,600,000)
Initial classification of shares subject to conversion – ordinary shares – amount	(3,888)	-	(712)	(4,600)
Initial classification of shares subject to conversion – additional paid-in capital	(39,650,071)	-	(5,137,692)	(44,787,763)
Initial classification of shares subject to conversion – total shareholder’s deficit	(39,653,959)	-	(5,138,404)	(44,792,363)
Allocation of offering costs to common stock subject to redemption	2,887,160	-	2,887,160	2,887,160
Accretion of carrying value to redemption value	(2,934,783)	-	(2,934,783)	(2,934,783)

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

● Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in this Form 10-Q/A should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form S-1 for the fiscal year ended December 31, 2020, filed with the SEC on January 22, 2021.

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

● Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of June 30, 2021, 4,600,000 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

● Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of June 30, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 4,904,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2021	2021
Net loss	$(240,443)	$(336,538)
Accretion of carrying value to redemption value	(5,014,797)	(5,014,797)
Net loss including accretion of carrying value to redemption value	$(5,255,240)	$(5,351,335)

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Redeemable Common Stock	Non- Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(3,911,528)	$(1,343,712)	$(3,307,548)	$(2,043,787)
Accretion of carrying value to redemption value	5,014,797	-	5,014,797	-
Allocation of net income (loss)	$1,103,269	$(1,343,712)	$1,707,249	$(2,043,787)
Denominators:
Weighted-average shares outstanding	4,145,055	1,423,934	2,083,978	1,287,724
Basic and diluted net income (loss) per share	$0.27	$(0.94)	$0.82	$(1.59)

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

NOTE 4 – CASH AND INVESTMENT HELD IN TRUST ACCOUNT

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2021 and December 31, 2021, 1,454,000 and 1,150,000 Ordinary Shares were issued and outstanding excluding 4,600,000 and 0 shares are subject to possible conversion.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. In connection with the preparation of this Form 10-Q, we revised our prior position on accounting for private warrants. Based upon their evaluation, and in light of the SEC Staff Statement, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were not effective as a result of our revisions of our balance sheet as of April 9, 2021 to reclassify our warrants accounting position and Public shares, as well as the restatement for the temporary equity subject to possible redemption, as described in the Explanatory Note to this Amendment.

Restatement of Previously Issued Financial Statements

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

In addition, the Company concluded it should restate its financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As a result, management identified these material weaknesses in our internal control over financial reporting related to the accounting for warrants and ordinary shares subject to possible redemption.

To remediate these material weaknesses, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for the public warrants and redeemable shares we issued in connection with our initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

Changes in Internal Control over Financial Reporting

Other than the matter disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter of June 30, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A Legal Proceedings

The Company is not party to any legal proceedings as of the filing date of this Form 10-Q/A.

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

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”). In the statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. If applicable, the warrants should be classified as a liability measured at fair value, with changes in fair value required to be reflected in the SPACs quarterly and quarterly financial statements. It is possible that our public warrants and private warrants would therefore be classified as a liability. If we determine that our public warrants and private warrants would be classified as liabilities, prior to the effective date of the registration statement of which this prospectus forms a part, we may amend the terms of the public warrants and the private warrants in order that they may be classified as equity, however, there can be no assurance that such changes will result in the classification of the public warrants and private warrants as equity. If the warrants are not classified as equity and are classified as a liability, we will have to incur significant expense in valuing such liabilities on a quarterly and annual basis, such liability would be reflected on our financial statements, and such classification and ongoing expense may make it more difficult for us to complete an initial business combination.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q/A.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

Date December 21, 2021	By:	/s/ Eugene Wong
	Name:	Eugene Wong
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 21, 2021	By:	/s/ Nicholas Xue Wei Tan
	Name:	Nicholas Xue Wei Tan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)