Form 10-K
period 2021-12-31
Ace Global Business Acquisition Ltd
filed 2022-02-28
CIK 1844389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-40132

ACE GLOBAL BUSINESS ACQUISITION LIMITED

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6/F Unit B, Central 88, 88-89 Des Voeux Road Central, Central, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (852) 9086 7042

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, par value $0.001 per share, and one Redeemable Warrant entitling the holder to receive one Ordinary share	ACBAU	Nasdaq Capital Market
Ordinary Shares	ACBA	Nasdaq Capital Market
Warrants	ACBAW	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

As of December 31, 2021, the aggregate market value of the Registrant’s ordinary shares held by non-affiliate of the Registrant was $46,690,000

As of February 20, 2022, the number of shares issued and outstanding of the Registrant’s ordinary shares was 6,054,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

Annual Report on Form 10-K for the Year Ended December 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” for the purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our pool of prospective target businesses;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our public securities’ potential liquidity and trading;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account (as described below) or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Form 10-K entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to “we”, “us” or the “Company” refer to Ace Global Business Acquisition Limited. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Ace Global Investment Limited.

ii

part I

ITEM 1. BUSINESS

Introduction

Ace Global Business Acquisition Limited (“Ace”, or the “Company”) is a blank check company incorporated on November 2, 2020 as a British Virgin Islands company with limited liability and incorporated for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more target businesses. The Company has neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On April 8, 2021, the Company consummated the initial public offering (“IPO”) of 4,000,000 units (the “Units”). Each Unit consists of one ordinary share (“Ordinary Share”) and one warrant (“Warrant”) entitling its holder to purchase one Ordinary Share at a price of $11.50 per whole share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit (“Proposed Offering”), generating gross proceeds of $40,000,000. The Company granted the underwriters a 45-day option to purchase up to 600,000 additional Units (over and above 4,000,000 units referred to above) solely to cover over-allotments if any.

Simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with our Sponsor of 280,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating gross proceeds of $2,800,000. On April 9, 2021, simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 24,000 Private Units, generating gross proceeds of $240,000. The Private Units are identical to the Units sold in the IPO, except that the warrants underlying the Private Units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, because the Private Units were issued in a private transaction, the initial purchasers and their permitted transferees will be allowed to exercise the warrants included in the Private Units for cash even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of the Company’s initial business combination. Such Initial Purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

The underwriters exercised the over-allotment option in full on April 9, 2021. The sale of 600,000 units at a price of $10.00 per unit resulted in total gross proceeds of $6,000,000.

A total of $46,920,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the private placements on April 8, 2021 and April 9, 2021, were placed in a trust account established for the benefit of the Company’s public shareholders at Morgan Stanley maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of the completion of an initial business combination within the required time period or our entry into liquidation if we have not completed a business combination in the required time period. On May 21, 2021, our ordinary shares, and warrants underlying the Units sold in our IPO began to trade separately on a voluntary basis.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates.

Management is currently evaluating the impact of the COVID-19 global pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or business combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Management Team

We will seek to capitalize on the comprehensive experience and contacts of our executive officers in consummating an initial business combination. Our management team is comprised of Eugene Wong, Chief Executive Officer, Nicholas Xue Wei Tan and our Chief Financial Officer. Our management team brings a wealth of experience in identifying, negotiating with and conducting due diligence on potential candidates for acquisition.

Mr. Wong has had a wide range of experience both in the financial and gaming industries for over a decade. Prior to joining Whiz Partners Inc., a private equity firm in Japan and China, he worked in the financial industry, and gained expertise in mergers and acquisitions as well as investments. During his time at Whiz Partners, he became the Chief Investment Officer of the China Hero Fund, an incubation program to support Chinese developers to create the next blockbuster console game on PlayStation 4. China Hero Fund is an exclusive collaboration with Sony Interactive Entertainment, one of the largest console gaming companies in the world. He personally oversaw the injection of multiple Japanese technology companies in audio middleware, debugging and testing and graphics renderings to improve the quality of games in this program. Through his leadership and management, he successfully executed ongoing China expansion strategies for portfolio gaming companies and ensure their successful game launch, as well as plan the exit strategy maximizing investors’ returns. Having served in multiple financial roles and in the gaming industry, his insights and experience will be invaluable to complete this business combination. Mr. Wong is currently the Vice President of Whiz Partners and the Partner and Chief Investment Officer of the China Hero PJ Fund.

Mr. Tan has had extensive experience working in Southeast Asia and Greater China in the gaming and e-commerce market. He was one of the founding team members of Shopee Pte Ltd, a leading e-commerce platform in Southeast Asia. As Regional Operations Director of Shopee, he set up and oversaw the business operations and product development for Shopee in Thailand, Vietnam, Indonesia, Singapore, Taiwan, Philippines and Malaysia. Shopee was rated as one of the “5 disruptive e-commerce startups” by Tech In Asia and awarded the “Singapore Startup of the Year” in 2015. Shopee was later acquired by Garena, a global online games developer in Singapore, which was later known as Sea Ltd. According to Bloomberg, the company was one of the world’s best-performing large-cap stocks on Wall Street as of August 5, 2020. He later served as the Director of Zhejiang Jianqiao Energy Co. Ltd, an oil and gas company that was responsible for developing the $150 million seminal crude oil terminal at Ningbo-Zhoushan Port, and then moving onto becoming the Vice President of China Mall Group. As Vice President, he oversaw the launch of the 150,000 square meter Home Africa Mall in Johannesburg. Nicholas is currently the partner of East Ocean Capital, an investment holding company that specializes in consumers and healthcare.

With a management team with experience in merger and acquisitions for blank check companies, connections to the Asian-American community in the United States, and experience in business development, we believe we can source attractive deals and find compelling investment opportunities from private and public sources to create value for shareholders. See the section titled “Management” for complete information on the experience of our officers and directors.

Notwithstanding the foregoing, our officers and directors are not required to commit their full time to our affairs and will allocate their time to other businesses, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). As more fully discussed in “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity, subject to his or her fiduciary duties under the British Virgin Islands law, prior to presenting such business combination opportunity to us. Most of our officers and directors currently have certain pre-existing fiduciary duties or contractual obligations.

In addition, past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. Furthermore, the members of the management team may not remain with us subsequent to the consummation of a business combination.

Competitive Advantages

Status as a Publicly Listed Company

We believe our structure will make us an attractive business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering. We believe that target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. During an initial public offering, there are typically expenses incurred in marketing, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our shareholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

Strong Financial Position and Flexibility

With the funds held in our trust account, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use an efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination.

Together with our management team, we believe we have a broad network of contacts and corporate relationship that makes us efficient at:

●	Sourcing and evaluating businesses, and

●	Bridging cultural differences to negotiate and execute a transaction in a timely and professional manner.

By leveraging our management team’s industry expertise, performing disciplined due diligence, being cautious downside protection, and providing post-acquisition value-add capabilities, we believe that we will be able to acquire a target business that will achieve significant returns for investors.

Acquisition Strategy

Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to capitalize on the management team’s network and focus our search on target businesses operating in the Greater China, Japan and Southeast Asia regions. We will seek to capitalize on the comprehensive industry experience and network of our management team to help us in sourcing, identifying, structuring and consummating the initial business combination. Our selection process will leverage our management team’s broad network of contacts and relationships with various unaffiliated sources including government bodies, investment bankers, investment professionals at private equity firms, other financial sponsors, owners of private businesses, consultants, accounting and legal firms etc. to provide us with a strong pipeline of potential acquisition leads.

Business Combination Criteria

The focus of our management team is to create shareholder value by leveraging its experience to improve the efficiency of the business while implementing strategies to grow revenue and profits organically and/or through business combinations. We have utilized, and in the event that the Business Combination (as defined below) is not consummated, will continue to utilize, the network and industry experience of our management team and their affiliates in seeking an initial business combination and employing our business combination strategy. Over the course of their careers, the members of our management team and their affiliates have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities.

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see fit to do so:

●	Target companies with significant operations in Greater China, East Asia and South Asia regions

We intend to leverage our management team’s unique expertise and relationships to source a potential target. Based on our management team’s past experience and strong network in Asia, we believe it will be advantageous to focus on finding investment opportunities in this region.

●	Industry leadership and with middle-market growth business

We intend to seek a target company that has a leading presence across a sector or has prominent technology or product competences. We will primarily seek to acquire a target company of mid-market range with a total enterprise value of between $150,000,000 and $300,000,000.

●	Current and potential capacity for revenue and earnings growth

We expect to target companies that have the potential for significant revenue and earnings growth through a combination of improved production capacity, cost reduction and synergistic follow-on acquisitions, which could result in an operating leverage for stronger revenue and earnings growth in the future.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. We used these criteria and guidelines in evaluating business combination opportunities, including the Business Combination discussed below. Based on our evaluation of DDC (as defined below) and the industry in which it operates, including the financial and other information provided by DDC in the course of negotiations, we believe that DDC meets the criteria and guidelines listed above. In the event the Business Combination is not consummated, we may decide to enter into an alternative business combination with a target business that does not meet these criteria and guidelines.

Competitive Weaknesses

We believe our competitive weaknesses to be the following:

Limited Financial Resources

Our financial reserves will be relatively limited when contrasted with those of venture capital firms, leveraged buyout firms and operating businesses competing for acquisitions. In addition, our financial resources could be reduced because of our obligation to convert shares held by our public shareholders as well as any tender offer we conduct.

Lack of experience with blank check companies

Our management team is not experienced in pursuing business combinations on behalf of blank check companies. Other blank check companies may be sponsored and managed by individuals with prior experience in completing business combinations between blank check companies and target businesses. Our managements’ lack of experience may not be viewed favorably by target businesses.

Limited technical and human resources

As a blank check company, we have limited technical and human resources. Many venture capital funds, leveraged buyout firms and operating businesses possess greater technical and human resources than we do and thus we may be at a disadvantage when competing with them for target businesses.

Delay associated with shareholder approval or tender offer

We may be required to seek shareholder approval of our initial business combination. If we are not required to obtain shareholder approval of an initial business combination, we will allow our shareholders to sell their shares to us pursuant to a tender offer. Both seeking shareholder approval and conducting a tender offer will delay the consummation of our initial business combination. Other companies competing with us for acquisition opportunities may not be subject to similar requirement, or may be able to satisfy such requirements more quickly than we can. As a result, we may be at a disadvantage in competing for these opportunities.

Initial Business Combination

On August 23, 2021, we entered into the Share Exchange Agreement (as may be amended or supplemented from time to time, the “Share Exchange Agreement”) with DDC Enterprise Limited (“DDC”) and Ka Yin Norma Chu, as representative of DDC’s shareholders (the “Shareholders’ Representative”) (the transaction being referred to herein as the “Business Combination”). Pursuant to the Share Exchange Agreement, among other things, the Company will acquire one hundred percent (100%) of the issued and outstanding securities of DDC in exchange for 30,000,000 ordinary shares of the Company, of which 3,000000 ordinary shares are to be issued and held in escrow to satisfy indemnification obligations of DDC and DDC’s current shareholders.

DDC is a leading China-based Business to Business (“B2B”) and Business-to-Consumer (“B2C”) content streaming and product marketplace offering easy, convenient ready-to-cook (“RTC”) and ready-to-heat (“RTH”) meals while promoting healthier lifestyle choices to its predominately Millennial and Generation Z customer base.

Other than as specifically discussed, this Report does not give effect to the Business Combination.

Share Exchange Agreement

Subject to the terms and conditions of the Share Exchange Agreement (including certain adjustments pursuant to and in accordance with the terms of the Share Exchange Agreement and the ancillary agreements), at the closing, the aggregate consideration to be paid by the Company to the DDC shareholders will be thirty million (30,000,000) ordinary shares of the Company (“Ordinary Shares”), valued at $10.00 per share (the “Purchase Price”). Additionally, certain management members of DDC will have the contingent right to receive additional earnout consideration from the Company representing, in the aggregate, up to three million six hundred thousand (3,600,000) Ordinary Shares. The payment of this additional earnout consideration will be contingent on DDC attaining certain revenue thresholds in each of 2021, 2022 and 2023, and on the per-share trading price of the Ordinary Shares between the date on which the consummation of the transactions contemplated by the Share Exchange Agreement occurs (the “Closing”) and December 31, 2025.

Escrow Shares

At the Closing, the Company will place ten percent (10%) of the Purchase Price, or three million (3,000,000) Ordinary Shares, into escrow (the “Escrow Shares”), which shall be used to pay for any losses suffered by the Company, each of its affiliates, and each of its and their respective members, managers, partners, directors, officers, employees, shareholders, attorneys and agents and permitted assigns as a result of or in connection with, among other things, any breach, inaccuracy or nonfulfillment of any of the representations and warranties of DDC contained in the Share Exchange Agreement (the “Indemnity Obligations”). One (1) year after Closing, the Escrow Shares that remain in escrow (i) after payment of any Indemnify Obligation or (ii) in connection with any still pending indemnity claim shall be distributed by the Shareholders’ Representative to the DDC shareholders, pro rata based on each such shareholder’s percentage of ownership in DDC immediately prior to Closing. Any payment of Escrow Shares to the Company or any other Company indemnitee will be treated as an adjustment to the Purchase Price.

Earnout Shares

Subject to terms and conditions set forth in the Share Exchange Agreement, the individuals that comprise the management team of DDC immediately prior to the consummation of the Business Combination (“DDC Management”) have the contingent right to receive additional earnout consideration from the Company representing, in the aggregate, three million six hundred thousand (3,600,000) Ordinary Shares (the “Earnout Shares”). In the event that DDC’s revenue exceeds (i) forty-one million dollars ($41,000,000) for the fiscal year ending December 31, 2021, then DDC Management shall receive one million (1,000,000) Earnout Shares; (ii) sixty-six million dollars ($66,000,000) for the fiscal year ending December 31, 2022, then DDC Management shall receive one million (1,000,000) Earnout Shares; and (iii) one hundred eighteen million dollars ($118,000,000) for the fiscal year ending December 31, 2023, then DDC Management shall receive one million (1,000,000) Earnout Shares. The attainment of the foregoing revenue targets will be determined by the audited financial statement of DDC for each applicable fiscal year. In addition, in the event that the volume weighted-average per-share trading price of Ordinary Shares is at or above eighteen dollars ($18.00) per share for twenty (20) consecutive trading days in any twenty (20)-day continuous trading period starting on the day of Closing and ending on December 31, 2025, then DDC Management shall receive six hundred thousand (600,000) Earnout Shares.

At the Closing

●	The Company’s public shareholders will own approximately 11.7% of the combined company’s shares and 11.7% of the voting power of the combined company;

●	The private investment financing investors (the “PIPE Investors”) will own approximately 8.9% of the combined company’s shares and 8.9% of the voting power of the combined company;

●	The Sponsor and current Company directors will own approximately 3.2% of the combined company’s shares and 3.2% of the voting power of the combined company; and

●	The existing DDC shareholders will own approximately 76.2% of the combined company’s shares and 76.2% of the voting power in the combined company.

The levels of ownership interests were calculated based on the assumptions that (i) no Company shareholder exercises its redemption rights or dissenters’ rights, (ii) none of the initial shareholders or DDC’s current shareholders purchase Company shares in the open market, (iii) there is no exercise or conversion of ACBA Warrants, (iv) an aggregate of 3,500,000 shares are issued to the PIPE Investors at the closing of the Business Combination, (v) DDC shall buy back 200,000 Ordinary Shares from Ace Global Investment Limited at $10 per share on the consummation of the Business Combination using the excess funds in the Trust Account, which shall be subsequently cancelled or held in treasury, and (vi) there are no other issuances of equity by the Company prior to or in connection with the consummation of the Business Combination. The foregoing also excludes up to 3,600,000 Earnout Shares that will be issuable to DDC Management pursuant to the Share Exchange Agreement. When including the Earnout Shares, the Company’s public shareholders’ voting power will be diluted to approximately 10.7% of the combined company.

Business Strategy and Deal Origination

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, build a company in the consumer or consumer-related products and services industries that complements the experience of our management team and can benefit from their operational expertise. Our business combination strategy leverages our management team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the consumer and consumer-related products and services industries could effect a positive transformation or augmentation of existing businesses to improve their overall value proposition.

We have utilized, and in the event that the Business Combination is not consummated, will continue to utilize, the network and industry experience of the Company’s management team and their affiliates in seeking an initial business combination and employing our business combination strategy. Over the course of their careers, the members of our management team and their affiliates have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities.

We expect that, in the event that the Business Combination is not consummated, these networks will continue to provide our management team with a robust flow of acquisition opportunities. In addition, we anticipate that target business candidates will continue to be brought to our attention from various unaffiliated sources, which may include investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following our initial public offering. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of private units, our share capital, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our initial public offering and the private placement of private units are intended to be applied generally toward effecting a business combination as described in this report, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various U.S. Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings which will not commence until after the completion of this offering. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, in the event that the Business Combination is not consummated, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, special advisors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial shareholders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. However, as of the date of this report, there is no affiliated entity that we consider a business combination target.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business, should the Business Combination not be consummated. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of its products, processes or services;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary features and degree of intellectual property or other protection for its products, processes or services;

●	regulatory environment of the industry; and

●	costs associated with effecting the business combination.

We believe such factors will be important in evaluating prospective target businesses, regardless of the location or industry in which such target business operates. However, this list is not intended to be exhaustive. We used these criteria and guidelines in evaluating business combination opportunities, including with DDC. Based on our evaluation of DDC and the industry in which it operates, including the financial and other information provided by DDC in the course of negotiations, we believe that DDC meets the criteria and guidelines listed above. In the event that the Business Combination is not consummated, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we could acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test, assuming that we obtain and maintain a listing for our securities on Nasdaq. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

We will not be required to comply with the 80% fair market value requirement if we are delisted from Nasdaq. If Nasdaq delists our securities from trading on its exchange after this offering, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If the Business Combination is not consummated and if we subsequently determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

The Business Combination requires the approval of our shareholders. However, in the event that the Business Combination is not consummated, in connection with any alternative proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction, or whether the terms of the transaction would otherwise require us to seek shareholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 12 months from the closing of this offering (or 21 months if we have extended the period of time as described in this report) in order to be able to receive a pro rata share of the trust account.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination. As a result, if we sought shareholder approval of a proposed transaction we could need as little as 56,251 of our public shares (or approximately 1.12% of our public shares) to be voted in favor of the transaction in order to have such transaction approved (assuming the over-allotment option is not exercised and the initial shareholders do not purchase any units in this offering or units or shares in the after-market).

None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units or ordinary shares in this offering or from persons in the open market or in private transactions (other than the private units). However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Ability to Extend Time to Complete Business Combination

If we anticipate that we may not be able to consummate our initial Business Combination by April 8, 2022, we may, but are not obligated to, extend the period of time to consummate the Business Combination three times by an additional three months each time (for a total of up to 21 months to complete the Business Combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three month extension $455,400 for exercise of the underwriters’ over-allotment option ($0.099 per share in either case), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination (except that DDC agrees to fund the trust account to extend the time to January 8, 2023). In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. Any notes issued pursuant to these loans would be in addition to any notes issued pursuant to working capital loans made to us. If we are unable to consummate the Business Combination and are unable to complete an alternative initial business combination within such time period, we will, as promptly as possible, but not more than ten (10) business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors that may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the public rights will expire and be worthless.

Conversion/Tender Rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. The conversion rights will be effected under our amended and restated memorandum and articles of association and British Virgin Islands law as redemptions. When we hold a meeting to approve the initial Business Combination (or it we hold a meeting to approve an alternative business combination), a holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

Alternatively, if we engage in a tender offer, each public shareholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial shareholders, officers and directors will not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to this offering or purchased by them in this offering or in the aftermarket.

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. Once the shares are converted by the holder, and effectively redeemed by us under British Virgin Islands law, the transfer agent will then update our Register of Members to reflect all conversions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under our amended and restated memorandum and articles of association, we are required to provide at least 10 days’ advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise conversion rights. As a result, if we require public shareholders who wish to convert their ordinary shares into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial Business Combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination within 12 months (or 21 months, if we extend the time to complete a business combination as described in this report) from the consummation of this offering, it will trigger our automatic winding up, liquidation and subsequent dissolution pursuant to the terms of our amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if we anticipate that we may not be able to consummate our initial Business Combination by April 8, 2022, we may, but are not obligated to, extend the period of time to consummate the Business Combination three times by an additional three months each time (for a total of up to 21 months to complete the Business Combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three month extension $455,400 for exercise of the underwriters’ over-allotment option ($0.099 per share in either case), on or prior to the date of the applicable deadline. The insiders or their affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination (except that DDC agrees to fund the trust account to extent the time to January 8, 2023). To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate the initial Business Combination and are unable to complete an alternative business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the public rights will expire and will be worthless.

The amount in the trust account under the Companies Law will be treated as funds distributable under the Companies Law provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders and our officers and directors have agreed to waive its rights to participate in any liquidation of our trust account or other assets with respect to the insider shares and private units and to vote their insider shares, private shares in favor of any liquidation and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our warrants or rights, which will expire worthless.

If we are unable to consummate the Business Combination, and if we are unable to complete an alternative business combination and expend all of the net proceeds of the initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share distribution from the trust account would be $10.20.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders. Although we will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Ace Global Investment Limited, our Sponsor, has agreed that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of the IPO not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that it will be able to satisfy those obligations if it is required to do so. Accordingly, the actual per-share distribution could be less than $10.00 due to claims of creditors. Additionally, if we are deemed insolvent for the purposes of the Insolvency Act, or we are required to immediately enter insolvent liquidation, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our insolvent estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.20 per share.

Competition

In the event we do not consummate the Business Combination, we may continue to encounter intense competition from other entities having a business objective similar to ours in identifying, evaluating and selecting an alternative target business, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

●	our obligation to convert public shares held by our public shareholders may reduce the resources available to us for a business combination;

●	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding warrants, rights and unit purchase options and the potential future dilution they represent;

●	our obligation to pay the deferred underwriting discounts and commissions to Ladenburg Thalmann & Co. Inc. upon consummation of our initial business combination;

●	our obligation to either repay or issue units upon conversion of up to $500,000 of working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We maintain our principal executive office 6/F Unit B, Central 88, 88-98 Des Voeux Road Central, Central, Hong Kong. The cost for this space is provided to us by our Sponsor, as part of the $10,000 per month payment we make to it for general and administrative services, including office space, utilities and administrative services to the Company. We consider our current office space adequate for our current operations.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full-time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, the Preliminary Proxy Statement dated February 11, 2022 relating to our proposed acquisition of DDC Enterprise Limited, the prospectus associated with our Initial Public Offering and the Registration Statement, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

RISKS RELATING TO OUR SEARCH FOR, CONSUMMATION OF, OR INABILITY TO CONSUMMATE, A BUSINESS COMBINATION AND POST-BUSINESS COMBINATION RISKS

Our ordinary shares subject to redemption are classified as outside permanent equity and the changes in classification could have a material effect on our financial results.

In addition, in preparation of the Company’s financial statements as of and for the year ended December 31, 2021, the Company concluded it should revise its financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against accumulated deficit.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the year ended December 31, 2021. See “—the changes on classification of permanent equity could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Going public through a business combination rather than an underwritten offering presents risks to unaffiliated investors. Subsequent to completion of the Business Combination, we may be required to take write-downs or write-offs, restructure its operations, or take impairment or other charges, any of which that could have a significant negative effect on our financial condition, results of operations and price of our ordinary shares, which could cause you to lose some or all of your investment.

Going public through a business combination rather than an underwritten offering, as DDC is seeking to do through the Business Combination, presents risks to unaffiliated investors. Such risks include the absence of a due diligence investigation conducted by an underwriter that would be subject to liability for any material misstatements or omissions in a registration statement. Although the Company has conducted due diligence on DDC’s business, we cannot assure you that this due diligence has identified all material issues that may be present in DDC’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of DDC’s business and outside of the Company’s and DDC’s control will not later arise. As a result of these factors, the combined company may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in reporting losses. Even if the Company’s due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the Company’s preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on the combined company’s liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about the combined company or its securities. Accordingly, any of the Company’s shareholders who choose to remain shareholders of the Company following the Business Combination could suffer a reduction in the value of their shares and these stockholders are unlikely to have a remedy for the reduction in value.

Ace and DDC have incurred and expect to incur significant costs associated with the Business Combination. Whether or not the Business Combination is consummated, the incurrence of these costs will reduce the amount of cash available to be used for other corporate purposes by Ace if the Business Combination is consummated or by Ace if the Business Combination is not consummated.

Ace and DDC expect to incur significant costs associated with the Business Combination. Whether or not the Business Combination is consummated, Ace expects to incur approximately $500,000 in expenses. These expenses will reduce the amount of cash available to be used for other corporate purposes by Ace whether or not if the Business Combination is consummated.

In the event that a significant number of Company shares are redeemed, the Company’s shares may become less liquid following the Business Combination.

If a significant number of Ordinary Shares are redeemed, the Company may be left with a significantly smaller number of shareholders. As a result, trading in the shares of the surviving company following the Business Combination may be limited and your ability to sell your shares in the market could be adversely affected. Nasdaq may not list Ordinary Shares on its exchange, which could limit investors’ ability to make transactions in the Company’s securities and subject the Company to additional trading restrictions.

The Company may waive one or more of the conditions to the Business Combination without resoliciting shareholder approval for the Business Combination.

The Company may agree to waive, in whole or in part, some of the conditions to its obligations to consummate the Business Combination, to the extent permitted by applicable laws. The board of directors of the Company will evaluate the materiality of any waiver to determine whether amendment of this report and re-solicitation of proxies is warranted. If the board of directors of the Company determines that a waiver of a condition is not sufficiently material to warrant re-solicitation of shareholders, the Company has the discretion to consummate the Business Combination without seeking further shareholder approval. For example, it is a condition to the Company’s obligations to close the Business Combination that there be no restraining order, injunction or other order restricting DDC’s conduct of its business, however, if the board of directors of the Company determines that any such order or injunction is not material to the business of the Company, then the board of directors of the Company may elect to waive such condition and close the Business Combination without the need to resolicit proxies.

There will be a substantial number of Ordinary Shares available for sale in the future that may adversely affect the market price of Ordinary Shares.

The Company currently is authorized to issue a maximum of 100,000,000 ordinary shares at $0.001 par value per share. The shares to be issued pursuant to the Business Combination to the post-Business Combination shareholders will be subject to certain restrictions on sale and cannot be sold for 180 calendar days from the date of the Business Combination with a few exceptions. After the expiration of this period of restricted transferability, there will then be approximately 30,000,000 shares that are eligible for trading in the public market. The availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of Ace’s shares.

If we seek shareholder approval of a business combination, such as in connection with the Business Combination, after approval of our board, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders, including all of our officers and directors, have agreed to vote their shares in favor of our initial Business Combination. Our initial shareholders are entitled to vote 1,454,000 Ordinary Shares, or approximately 24%, of the Ordinary Shares. Accordingly, after approval of our board, the agreement by our initial shareholders to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination. Ace’s shareholders will experience immediate dilution as a consequence of the issuance of ordinary shares as consideration in the Business Combination. Having a minority share position may reduce the influence that Ace’s current shareholders have on the management of Ace.

After the Business Combination, assuming there are no redemptions of ordinary shares for cash, (i) Ace’s current public shareholders will own approximately 11.7% of Ace, (ii) Ace’s current directors, officers and affiliates will own approximately 3.3% of Ace, and (iii) the former shareholder of DDC will own approximately 76.2% of Ace. Assuming redemption by holders of 4,600,000 Ace’s outstanding ordinary shares, (i) Ace public shareholders will own approximately 0% of the combined company, (ii) Ace’s current directors, officers and affiliates will own approximately 3.7% of the combined company, and the (iii) former shareholders of DDC will own approximately 86.2% of the combined company. The minority position of the former Ace shareholders will grant such shareholders limited influence over the management and operations of the post-Business Combination company.

Ace is an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make its securities less attractive to investors.

Ace is an “emerging growth company,” as defined in the JOBS Act. It may remain an “emerging growth company” until the fiscal year ended December 31, 2024. However, if Ace’s non-convertible debt issued within a three-year period or revenues exceeds $1.07 billion, or the market value of its ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, Ace would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, Ace (i) is not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, (ii) has reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and (iii) is exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, Ace has elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, Ace’s financial statements may not be comparable to companies that comply with public company effective dates. As a result, potential investors may be less likely to invest in our securities.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by January 8, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.20 per share, and the Company warrants will expire worthless.

We must complete our initial business combination by April 8, 2022 or, if we extend the period of time to consummate a business combination, January 8, 2023. We may not be able to find a suitable target business and complete our initial business combination by such date. If we have not completed our initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.. Furthermore, holders of warrants will not receive any of the funds in our trust account with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants, which will expire worthless as result of the Company’s failure to consummate a business combination.

If third parties bring claims against the Company, the proceeds held in trust could be reduced and the per-share liquidation price received by the Company’s shareholders may be less than $10.20 per share.

The Company’s placing of funds in trust may not protect such funds from third party claims against the Company. Although the Company has received executed agreements waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of the Company’s public shareholders from many of the vendors, service providers (other than its independent accountants) and prospective target businesses with which it does business, such vendors, service providers and prospective target businesses may still seek recourse against the trust account. Additionally, a court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims that could take priority over those of the Company’s public shareholders. If the Company liquidates the trust account before the completion of a business combination and distributes the proceeds held therein to its public shareholders, Ace Global Investment Limited (the “Sponsor”) has contractually agreed to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if such a vendor or prospective target business does not execute or has not executed such a waiver of such claims. However, there can be no assurance from the Company or the Sponsor that they will be able to meet such obligation. Therefore, the per-share distribution from the trust account for our shareholders may be less than $10.20 per share due to any such claims.

Additionally, if the Company is deemed insolvent for the purposes of the Insolvency Act, 2003 of the British Virgin Islands, as amended, (the “Insolvency Act”) or we are required to immediately enter insolvent liquidation, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in the Company’s insolvent estate and subject to the claims of third parties with priority over the claims of Ace shareholders. To the extent any insolvency claims deplete the trust account, the Company may not be able to return $10.20 per share to our public shareholders.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on the Nasdaq Capital Market. However, we cannot assure our shareholders that our securities will continue to be listed on the Nasdaq Capital Market in the future or prior to our initial business combination. If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	A limited availability of market quotations for our securities;

●	Reduced liquidity with respect to our securities;

●	A determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;

●	A limited amount of news and analyst coverage for the post-transaction company; and

●	A decreased ability to issue additional securities or obtain additional financing in the future.

It is a condition to the obligations of DDC’s current shareholders and DDC to close the Business Combination that the Ordinary Shares remain listed on the Nasdaq Capital Market.

The Company will not obtain an opinion from an unaffiliated third party as to the fairness of the Business Combination to its shareholders.

The Company is not required to obtain an opinion from an unaffiliated third party that the price it is paying is fair to its public shareholders from a financial point of view. The Company’s public shareholders therefore must rely solely on the judgment of the Company’s board of directors.

If the Business Combination’s benefits do not meet the expectations of financial or industry analysts, the market price of Ace’s securities may decline.

The market price of Ace’s securities may decline as a result of the Business Combination if:

●	Ace does not achieve the perceived benefits of the acquisition as rapidly as believed by, or to the extent anticipated by, financial or industry analysts;

●	There are changes in the industries in which Ace and its customers operate;

●	There are developments involving Ace’s competitors;

●	There are changes in laws and regulations affecting its business; or

●	The effect of the Business Combination on the financial statements is not consistent with the expectations of financial or industry analysts.

Accordingly, investors may experience a loss as a result of decreasing share prices.

The Company’s directors and officers may have certain conflicts in determining to recommend the acquisition of DDC, since certain of their interests, and certain interests of their affiliates and associates, are different from, or in addition to a shareholder’s interests.

The Company’s management and directors have interests in and arising from the Business Combination that are different from, or in addition to, its shareholders’ interests, which could result in a real or perceived conflict of interest. These interests include the fact that certain of the Company shares owned by Ace’s management and directors, or their affiliates and associates, would become worthless if the Business Combination is not approved and Ace otherwise fails to consummate a business combination prior to its liquidation date.

The existence of financial and personal interests of one or more of Ace’s directors and officers may result in a conflict of interest on the part of such director(s) and officer(s) between what he, she or they may believe is in the best interests of Ace and its shareholders.

The business combination or post-combination company may be materially adversely affected by the recent COVID-19 outbreak.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19. The recent COVID-19 outbreak has resulted in, and outbreaks of other infectious diseases in the future could result in, a widespread health crisis that has adversely affected the economies and financial markets worldwide, and could also adversely affect the financial performance after the Business Combination. Additionally, our ability to consummate the business combination may be materially adversely affected due to significant governmental measures being implemented to contain the outbreak of COVID-19 or its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of DDC’s personnel, vendors and service providers to negotiate and consummate the business combination in a timely manner. The extent to which COVID-19 impacts the business combination or the post-combination company will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate the business combination may be materially adversely affected. Additionally, if the financial markets or the overall economy are impacted for an extended period, the post-combination company’s results of operations, financial position and cash flows may be materially adversely affected.

In the event that the Business Combination is not consummated, we may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

In the event that the Business Combination is not consummated, we may consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event that the Business Combination is not consummated and we elect to pursue an alternative business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, in the event that the Business Combination is not consummated we may enter into an alternative business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

We have identified general criteria and guidelines for evaluating prospective target businesses that we have used in evaluating business combination opportunities, including DDC. In the event that the Business Combination is not consummated, we may decide to enter into an alternative business combination with a target business that does not meet these criteria and guidelines. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless.

In the event that we do not consummate the Business Combination, we may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

In the event that we do not consummate the Business Combination and to the extent we complete an alternative business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

We may face risks related to consumer and consumer-related products and services industries.

Business combinations with companies in the consumer and consumer-related products and services industries entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

●	an inability to manage rapid change, increasing consumer expectations and growth;

●	an inability to build strong brand identity and improve customer satisfaction and loyalty;

●	limitations on a target business’ ability to protect its intellectual property rights, including its trade secrets, that could cause a loss in revenue and any competitive advantage;

●	the high cost or unavailability of materials, equipment, supplies and personnel that could adversely affect our ability to execute our operations on a timely basis;

●	an inability to attract and retain customers;

●	an inability to license or enforce intellectual property rights on which our business may depend;

●	seasonality and weather conditions that may cause our operating results to vary from quarter to quarter;

●	an inability by us to successfully anticipate changing consumer preferences and buying trends and manage our product line and inventory commensurate with customer demand;

●	potential liability for negligence, copyright or trademark infringement or other claims based on the nature and content of materials that we may distribute;

●	dependence of our operations upon third-party suppliers whose failure to perform adequately could disrupt our business;

●	our operating results may be adversely affected by changes in the cost or availability of raw materials and energy;

●	we may be subject to production-related risks that could jeopardize our ability to realize anticipated sales and profits;

●	regulatory changes that impact our ability to import products or material inputs on a cost effective basis;

●	changes in the industry and markets for consumer products affecting our customers or retailing practices could negatively impact customer relationship and our results of operations; and

●	our business could involve the potential for product recalls, products liability and other claims against us, which could affect our earnings and financial condition.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses are not limited to consumer and consumer-related products and services industries. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at 6/F Unit B, Central 88, 88-98 Des Voeux Road Central, Central, Hong Kong. The cost for this space is provided to us by our Sponsor, as part of the $10,000 per month payment we make to it for general and administrative services, including office space, utilities and administrative services to the Company. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units, ordinary shares and warrants are traded on Nasdaq under the symbols “ACBAU”, “ACBA” and “ACBAW”, respectively.

Holders of Record

At February 20, 2022, there were 6,054,000 of our ordinary shares issued and outstanding held by nine shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On April 8, 2021, we consummated our IPO of 4,000,000 Units. Subsequently, on April 9, 2021, the underwriters exercised the option in full, and the closing of the issuance and sale of the additional Units of 600,000 occurred on April 9, 2021. Each Unit consists of one Ordinary Share, and one warrant entitling its holder to purchase one Ordinary Share at a price of $11.50 per whole share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $46,000,000. Simultaneously with the closing of the IPO, the Company consummated the private placement of 304,000 units at a price of $10.00 per Private Unit, generating gross proceeds of $3,040,000.

A total of $46,920,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placement were placed in a trust account established for the benefit of the Company’s public shareholders.

The private units are identical to the units sold in the IPO except that the private warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by our Sponsor or its permitted transferees. Additionally, because the Private Units were issued in a private transaction, our Sponsor and its permitted transferees will be allowed to exercise the warrants included in the Private Units for cash even if a registration statement covering the Ordinary Shares issuable upon exercise of such warrants is not effective and receive unregistered Ordinary Shares. Additionally, our Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of the Company’s initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the Private Units.

We paid a total of $920,000 in underwriting discounts and commissions (not including the 4% deferred underwriting commission payable at the consummation of business combination) and $205,000 for other costs and expenses related to our formation and the IPO.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [Reserved]

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a blank check company incorporated in the British Virgin Islands on November 2, 2020 with limited liability (meaning our public shareholders have no liability, as shareholders of the Company, for the liabilities of the Company over and above the amount paid for their shares) to serve as a vehicle to effect a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. We intend to utilize cash derived from the proceeds of this offering, our securities, debt or a combination of cash, securities and debt, in effecting a business combination.

Results of Operations

Our entire activity from inception up to April 8, 2021 was in preparation for the initial public offering. Since the initial public offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the year ended December 31, 2021 and period from November 2, 2020 (inception) through December 31, 2020, we had a net loss of $1,022,595 and $15,806, respectively, which was comprised of change in fair value of warrant liabilities, interest and dividend income and general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $122,008. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

On April 8, 2021, we consummated the initial public offering of 4,000,000 Public Units at a price of $10.00 per unit, generating gross proceeds of $40,000,000. Subsequently, on April 9, 2021, the underwriters exercised the option in full of 600,000 units at a price of $10.00 per unit, generating gross proceeds of $6,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 304,000 Private Units, at a price of $10.00 per unit, generating gross proceeds of $3,040,000.

Following the initial public offering and the exercise of the over-allotment option, a total of $46,920,000 was placed in the Trust Account. We incurred $1,125,000 in initial public offering related costs, including $920,000 of underwriting fees and $205,000 of initial public offering costs.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. This belief is based on the fact that while we may begin preliminary due diligence of a target business in connection with an indication of interest, we intend to undertake in-depth due diligence, depending on the circumstances of the relevant prospective acquisition, only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of our initial business combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to use from the trust account is minimal as a result of the current interest rate environment, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us. In the event that the business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our business combination, without interest, or, at the lender’s discretion, up to $600,000 of the notes may be converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services to the Company. We began incurring these fees on April 1, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation. Also, we are committed to the below:

Registration Rights

The holders of the Founder Shares, the Private Placement Warrants (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Public Offering. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Warrants and warrants issued in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company is committed to pay the Deferred Discount of 4% of the gross offering proceeds, in the amount of $1,840,000 of the Public Offering, to the underwriter upon the Company’s consummation of the Business Combination. The underwriter is not entitled to any interest accrued on the Deferred Discount, and has waived its right to receive the Deferred Discount if the Company does not close a Business Combination.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible redemption. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible redemption at December 31, 2021 and 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 4,904,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the year ended December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in deposited in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since their issuance on April 8, 2021, our warrants have been accounted for as derivative liabilities within our balance sheet. We evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s ordinary shares. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s ordinary shares if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. As a result, the Public Warrants shall be classified as equity. After discussion and evaluation with our independent auditors, we have concluded that our Public warrants should be presented as component of equity.

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

To remediate these material weaknesses, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than the matter disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Eugene Wong	34	Director, Chief Executive Officer, and Chairman
Nicholas Xue-Wei Tan	32	Chief Financial Officer
Robert Morris	33	Independent Director
Yan Xu	39	Independent Director
Leslie Chow	38	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Eugene Wong. Mr. Eugene Wong has been our Chief Executive Officer and Chairman of our Board since our inception. Mr. Wong joined Whiz Partners Inc. in May 2013 and is currently the managing director of Whiz Partners Asia and the partner and chief investment officer of the China Hero PJ Fund. Mr. Wong has a wide range of experience both in the financial and gaming industry for over a decade. During his time at Whiz Partners, he became chief investment officer of the China Hero Fund, an incubation program to support Chinese developers to create the next blockbuster console game on the PlayStation platform. China Hero Fund is an exclusive collaboration with Sony Interactive Entertainment, one of the largest console gaming companies in the world. During his time at Whiz Partners Asia, he also personally oversaw the injection of multiple Japanese technology companies in audio middleware, debugging and testing and graphics renderings into the China market to improve the quality of games. Prior to his role at Whiz Partners, he spent two years as a merger and acquisitions analyst at CDC Software Inc. (Nasdaq: CDCS) from August 2009 to May 2011, where he worked closely with the senior management team to conduct financial analysis, due diligence and deal structuring. He then spent one year as an investment analyst at World Bank Group from August 2012 to May 2013, where he gained experience in market analysis and creating valuations to identify favorable investment opportunities. Mr. Wong obtained his Master of Business Administration degree from the MIT Sloan-Tsinghua Program at Tsinghua University in May 2013, and his Bachelor of Arts in Economics degree in University of Chicago in July 2009.

Nicholas Xue-Wei Tan. Mr. Nicholas Tan has been our Chief Financial Officer since inception. Mr. Tan has had a wide range of experience in management and operating roles in e-commerce, consulting, consumer retail and energy production companies. He has been a partner at East Ocean Capital, an investment holding company focused on consumer, education and healthcare sectors since June 2015. Beginning from February 2018, Mr. Tan is also a director of the board of Zhejiang Jianqiao Energy Co. Ltd, and is responsible for the development of the $150 million seminal crude oil terminal at Ningbo-Zhoushan Port. From January 2016 to January 2018, he was the vice president of China Mall Group, South Africa’s largest group of Chinese malls. He oversaw the launch of the 150,000 square meter Home Africa mall in Johannesburg, South Africa. Prior to this role, he was one of the co-founders of Shopee, one of the most popular e-commerce platforms in Southeast Asia. As the regional operations director of Shopee, he managed the business operations and product development across Thailand, Philippines, Singapore, Taiwan, Malaysia, Vietnam and Indonesia. Shopee was later acquired by Sea Group. Mr. Tan also worked as an associate consultant at Bain & Company, specializing in consumer retail and private equity from January 2013 to April 2015. In 2012, he also served as a policy analyst at the Ministry of Health, PRC, where he advised on nationwide health policies and helped author multiple research papers published in leading medical journals. Mr. Tan obtained his bachelor’s degree in biology at Harvard University.

Robert Morris. Mr. Morris has served as a Director since our inception. Mr. Morris has had over a decade of experience working in the banking and investment industries with experience in trading convertible bonds. He is currently a portfolio manager at Oasis Management, a private investment fund management company with $1.2 billion of assets under management. From June 2010 to October 2016, he worked at UBS Investment Bank in both London and Hong Kong. He spent the first 2 years in London where he was a convertible bond trader focused in the technology, telecoms, and real estate market. In June 2012, he moved to UBS’s Hong Kong office where he specialized in high yield credit, distressed convertible bonds, and trading special situation convertibles. He also helped advise bankers and capital market groups on looking for optimal solutions to refinance under difficult financial situations. In 2013, he was promoted to be the associate director where he managed risk management, marketing making and proprietary trading in pan-Asian convertible bonds. Mr. Morris graduated from London School of Economics with a Bachelor’s in Economics with 1st class honors in 2009. After which, he obtained his CFA license.

Yan Xu. Ms. Xu has served as a Director since our inception Ms. Xu has had over 6 years of experience working in the Chinese gaming market and in a variety of industries in the Japanese market. She has also worked closely with top executives in PRC companies. Since February 2014, Ms. Xu has served as the head of the Japanese division for Whiz Partners Asia Ltd where she worked closely with Japanese companies to help identify potential Chinese partners to expand their business operations. She has also been the vice president of the China Hero Fund project, one of the first funds created to support game developers in China since 2016. This project was a collaboration with Sony Interactive Entertainment, one of the largest gaming companies in the world. Throughout the process, she worked closely with Sony to conduct due diligence and screen potential candidates. She was also responsible for post-investment tracking of the funds’ invested projects where she worked closely with co-GP Haikun Capital (a subsidiary of Haiyan Group) to track the financial progress, monitor development, launch milestones etc. Prior to her role, she worked as the assistant to the chief executive officer for Blue Ridge China, where she was responsible for post-investment tracking. Between 2008 to 2011, she worked at SinoCom Software Group Ltd. as secretary to the Third Division and Team Leader of the Translation Department. Ms. Xu also spent 3 years working at Neusoft Group Co. Ltd as secretary of business software division and team leader of translation department. She graduated from Dalian University of Foreign Studies with a Bachelors in Japanese in July 2003, and from Jilin University with a minor in law in July 2005.

Leslie Chow. Mr. Chow has served as our Director since our inception. Mr. Chow specializes in helping companies based in China and the Asia Pacific region to publicly list in US, Hong Kong and Australia equity markets as well as providing financial consulting services. He has been the co-founder ZHEN, a blockchain app for art authentication since July 2020 and chief financial officer of Phase Scientific International Limited, a biotech startup that specializes in improving performance of point-of-care and lab-based diagnostics since August 2019. He has also been an independent non-executive director for Golden Power Group Holdings (HKex:3919) since July 2015. Prior to these roles, he worked at Takung Art Co., Ltd, first as a consultant and then as chief financial officer where he managed and controlled all financial related activities for the company from August 2015 to August 2019. From April 2009 to August 2015, he was a partner at Albeck Financial Services where he managed the Asia-Pacific office focusing on companies that want to be publicly listed and also offering financial consultation in merger and acquisitions transactions, valuation of financial instruments, financial statements, cross-border equity and GAAP. From 2005-2009, he was a senior auditor at Deloitte & Touche LLP where he facilitated multinational audit engagements in internal control procedures and reporting. He graduated from University of California Santa Barbara with a Bachelor’s in Business Economics with an emphasis in Accounting in 2005. He has also obtained his CPA license and passed the CFA level 2 examination.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors.” Currently, Robert Morris, Yan Xu and Leslie Chow would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must also be approved by our audit committee and a majority of disinterested independent directors.

Board Committees

The Board has a standing audit, nominating and compensation committee, which were established at the closing of our initial public offering. The independent directors oversee director nominations. Each committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on February 8, 2021.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held one meeting during 2021.

The member of the Audit Committee are Leslie Chow, each of whom is an independent director under Nasdaq’s listing standards. Leslie Chow is the Chairperson of the audit committee. The Board has determined that Leslie Chow qualify as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons. The Nominating Committee held one meeting during 2021.

The members of the Nominating Committee are Robert Morris, Yan Xu and Leslie Chow, each of whom is an independent director under Nasdaq’s listing standards. Robert Morris is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee held no meetings during 2021.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Robert Morris, Yan Xu and Leslie Chow, each of whom is an independent director under Nasdaq’s listing standards. Yan Xu is the Chairperson of the Compensation Committee.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	The insider shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their insider shares if we do not complete a business combination. In addition, our officers and directors may loan funds to us after the IPO and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

Under British Virgin Islands law, directors owe the following fiduciary duties:

●	duty to act in good faith in what the director believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not properly fetter the exercise of future discretion;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors.

Name of Individual	Name of Affiliated Company	Affiliation	Priority/Preference relative to Ace Global Business Acquisition Limited
Eugene Wong	Whiz Partners Asia Ltd.	Managing Director & Partner	Whiz Partners Asia Ltd.
Nicholas Xue-Wei Tan	East Ocean Capital	Partner	East Ocean Capital
Robert Morris Yan Xu	Oasis Management Whiz Partners Asia Ltd.	Portfolio Manager Vice President	Oasis Management Whiz Partners Asia Ltd.
Leslie Chow	Phase Scientific International Limited	Chief Financial Officer	Phase Scientific International Limited

In connection with the vote required for any business combination, all of our existing shareholders, including all of our officers and directors, have agreed to vote their respective insider shares and private shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those ordinary shares acquired by them prior to the IPO. If they purchased ordinary shares in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated memorandum and articles of association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial shareholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial shareholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officer and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of February 16, 2022 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of February 16, 2022, we had 6,054,000 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of February 16, 2022.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Ordinary Shares	Approximate Percentage of Outstanding Shares of Ordinary Shares
5% Or Greater Holder
Ace Global Investment Limited	1,369,000	22.6%
Polar Multi-Strategy Master Fund	380,000	6.3%
Hudson Bay Capital Management LP	310,000	5.1%
ATW SPAC Management LLC	396,000	6.5%
Karpus Investment Management	539,658	8.9%
Fir Tree Capital Management LP	310,000	5.1%
Executive Officers and Directors
Eugene Wong	20,000	*
Nicholas Xue-Wei Tan	20,000	*
Robert Morris	15,000	*
Yan Xu	15,000	*
Leslie Chow	15,000	*
All directors and executive officers as a group (5 individuals)	85,000	1.4%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Ace Global Business Acquisition Limited, 6/F Unit B, Central 88, 88-89 Des Voeux Road Central, Central, Hong Kong.

All of the insider shares issued and outstanding prior to the IPO were placed in escrow with Continental Stock Transfer & Trust Company, LLC, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) to the Company’s pre-IPO shareholders, or to the Company’s officers, directors, advisors and employees, (ii) if the Initial Shareholder is an entity, as a distribution to partners, members or shareholders of the Initial Shareholder upon the liquidation and dissolution of the Initial Shareholder, (iii) by bona fide gift to a member of the Initial Shareholder’s immediate family or to a trust, the beneficiary of which is the Initial Shareholder or a member of the Initial Shareholder’s immediate family for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death of the Initial Shareholder, (v) pursuant to a qualified domestic relations order, (vi) by private sales made in connection with the consummation of a Business Combination at prices no greater than the price at which the Private Units were originally purchased or (vii) to the Company for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii)) where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our shareholders, including, without limitation, the right to vote their ordinary shares and the right to receive cash dividends, if declared. If dividends are declared and payable in ordinary shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate the trust account, none of our initial shareholders will receive any portion of the liquidation proceeds with respect to their insider shares.

In order to meet our working capital needs, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 ordinary shares (which includes 5,000 shares issuable upon conversion of rights) and warrants to purchase 25,000 ordinary shares if $500,000 of notes were so converted). Our shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans will not be repaid.

Our Sponsor and our executive officers and directors are deemed to be our “promoters,” as that term is defined under the Federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In November 2020, 1,000 shares were sold. In December 2020, the Company issued another 1,149,000 ordinary shares resulting in an aggregate of 1,150,000 ordinary shares outstanding to the sponsor and our directors and officers, which we refer to throughout this report as the “insider shares,” for an aggregate purchase price of $25,000, or approximately $0.02 per share.

Simultaneously with the closing of the IPO, the Company consummated the private placement with certain of its initial shareholders of 304,000 units at a price of $10.00 per Private Unit, generating total proceeds of $3,040,000.

In order to meet our working capital needs following the consummation of the IPO, our initial shareholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $600,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 60,000 ordinary shares and warrants to purchase 60,000 ordinary shares if $600,000 of notes were so converted). Our shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available.

The holders of our insider shares issued and outstanding prior to the date of the IPO, as well as the holders of the private units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to offering registration rights agreement. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the private units or securities issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial shareholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.

The Sponsor has paid the expenses incurred by the Company an aggregate of $185,867 on a non-interest bearing basis as of December 31, 2021. As of December 31, 2021 and 2020, the Company owed a balance of $185,867 and $32,839, respectively, to our Sponsor.

The Company is obligated to pay our Sponsor a monthly fee of $10,000 for general and administrative services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s audit committee that the Company lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with the initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Friedman LLP, or Friedman, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Friedman in connection with regulatory filings. The aggregate fees billed by Friedman for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from November 2, 2020 (inception) through December 31, 2020 totaled approximately $66,000  and $50,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Friedman for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from November 2, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Friedman for tax planning and tax advice for the year ended December 31, 2021 and for the period from November 2, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Friedman for other services for the year ended December 31, 2021 and for the period from November 2, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

(1)	Financial Statements:

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b) Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated April 5, 2021, by and between the Registrant and Ladenburg Thalmann & Co. Inc.

3.1	Amended and Restated Memorandum and Articles of Association

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on [*])

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on [*])

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on [*])

4.5	Warrant Agreement, dated April 5, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant

4.8	Description of Securities

10.1	Letter Agreements, dated April 5, 2021, by and between the Registrant and each of the initial stockholders, officers and directors of the Registrant

10.2	Investment Management Trust Agreement, dated April 5, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant

10.3	Stock Escrow Agreement, dated April 5, 2021, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders

10.4	Registration Rights Agreement, dated April 5, 2021, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders

10.5	Subscription Agreement, dated April 5, 2021, by and between the Company and the Sponsor

14	Form of Code of Ethics. (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on [*])

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on [*])

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on [*])

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on [*])

101.INS	Inline XBRL Instance Document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Document. *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

Dated: February 28, 2022	By:	/s/ Eugene Wong
	Name:	Eugene Wong
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Eugene Wong	Chief Executive Officer	February 28, 2022
Eugene Wong	(Principal executive officer) and Director

/s/ Nicholas Xue Wei Tan	Chief Financial Officer	February 28, 2022
Nicholas Xue Wei Tan	(Principal financial and accounting officer)

/s/ Robert Morris	Independent Director	February 28, 2022
Robert Morris

/s/ Yan Xu	Independent Director	February 28, 2022
Yan Xu

/s/ Leslie Chow	Independent Director	February 28, 2022
Leslie Chow

ACE GLOBAL BUSINESS ACQUISITION LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Ace Global Business Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ace Global Business Acquisition Limited (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year in ended December 31, 2021 and for the period from November 2, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from November 2, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Friedman LLP

Friedman LLP

We have served as the Company’s auditor since 2020.

New York, NY

February 28, 2022

ACE GLOBAL BUSINESS ACQUISITION LIMITED

BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2021	December 31, 2020
ASSETS
Cash	$122,008	$-
Prepayment	62,484	-
Deferred offering costs	-	45,000

Total current assets	184,492	45,000
Cash and investments held in trust account	46,922,930	-

TOTAL ASSETS	$47,107,422	$45,000

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued liabilities and other payable	$18,516	$2,967
Advances from a related party	185,867	32,839

Total current liabilities	204,383	35,806

Warrant liabilities	1,240,000	-
Deferred underwriting compensation	1,840,000	-

TOTAL LIABILITIES	3,284,383	35,806

Commitments and contingencies
Ordinary shares, subject to possible redemption 4,600,000 and 0 shares (at conversion value of $10.20 and $0 per share)	46,920,000	-

Shareholders’ (deficit) equity:
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,454,000 and 1,150,000 shares issued and outstanding (excluding 4,600,000 and 0 shares subject to possible redemption)	1,454	1,150
Additional paid-in capital	-	23,850
Accumulated deficit	(3,098,415)	(15,806)

Total shareholders’ (deficit) equity	(3,096,961)	9,194

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ (DEFICIT) EQUITY	$47,107,422	$45,000

See accompanying notes to financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2021	Period from November 2, 2020 (inception) through December 31, 2020

Formation, general and administrative expenses	$(1,024,127)	$(15,806)

Total operating expenses	(1,024,127)	(15,806)

Other income
Change fair value of warrant liabilities	18,560	-
Dividend income	2,930	-
Interest income	42	-
Total other income, net	21,532	-

Loss before income taxes	(1,022,595)	(15,806)

Income taxes	-	-

NET LOSS	$(1,022,595)	$(15,806)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	3,352,329	-
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.22	$-
Basic and diluted weighted average shares outstanding, ordinary shares attributable to Ace Global Business Acquisition Limited	1,371,545	1,000,000
Basic and diluted net loss per share, ordinary shares attributable to Ace Global Business Acquisition Limited	$(1.27)	$(0.02)

See accompanying notes to financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the year ended December 31, 2021
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’ equity
	No. of shares	Amount	capital	deficit	(deficit)

Balance as of January 1, 2021	1,150,000	$1,150	$23,850	$(15,806)	$9,194

Sale of units in initial public offering	4,600,000	4,600	43,030,400	-	43,035,000
Sale of units to the founder in private placement	304,000	304	1,781,136	-	1,781,440
Initial classification of ordinary shares subject to possible redemption	(4,600,000)	(4,600)	(44,787,763)	-	(44,792,363)
Allocation of offering costs to ordinary shares subject to redemption	-	-	2,887,160	-	2,887,160
Accretion of carrying value to redemption value			(2,934,783)	(2,080,014)	(5,014,797)
Net loss	-	-	-	(1,002,595)	(1,002,595)

Balance as of December 31, 2021	1,454,000	$1,454	$-	$(3,098,415)	$(3,096,961)

	For the period from November 2, 2020 (inception) through December 31, 2020
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	Equity

Balance as of November 2, 2020 (inception)	-	$-	$-	$-	$-

Issuance of ordinary shares to founder	1,150,000	1,150	23,850	-	25,000
Net loss	-	-	-	(15,806)	(15,806)

Balance as of December 31, 2020	1,150,000	$1,150	$23,850	$(15,806)	$9,194

See accompanying notes to financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2021	Period from November 2, 2020 (inception) through December 31, 2020
Cash flows from operating activities:
Net loss	$(1,002,595)	$(15,806)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	(18,560)	-
Interest income and dividend income earned in cash and investments income held in trust account	(2,930)	-

Change in operating assets and liabilities:
Increase in prepayment	(62,484)	-
Increase in accrued liabilities	15,549	2,967
Net cash used in operating activities	(1,071,020)	(12,839)
Cash flows from investing activities:
Proceeds deposited in Trust Account	(46,920,000)	-

Net cash used in investing activities	(46,920,000)	-

Cash flows from financing activities:
Proceeds from public offering	44,920,000	-
Proceeds from private placements	3,040,000	-
Proceed from issuance of ordinary shares	-	25,000
Advances from a related party	153,028	12,839
Payment of offering costs	-	(25,000)
Net cash provided by financing activities	48,113,028	12,839

NET CHANGE IN CASH	122,008	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$122,008	$-

Non-cash investing and financing activities

Initial classification of ordinary shares subject to possible redemption	$44,792,363	$20,000
Allocation of offering costs to ordinary shares subject to redemption	$2,887,160	$-
Accretion of carrying value to redemption value	$(5,014,797)	$-
Accrued underwriting compensation	$1,840,000	$-
Initial recognition of warrant liabilities	$1,258,560	$-
Deferred offering costs paid by a related party	$-	$20,000

See accompanying notes to financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Ace Global Business Acquisition Limited (the “Company”) is a newly organized blank check company incorporated on November 2, 2020, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on opportunities in Greater China, Japan and Southeast Asia regions, focusing on the gaming and e-commerce sector.

The Company’s entire activity from inception up to April 5, 2021 was in preparation for the initial public offering. Since the initial public offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s Initial Public Offering became effective on April 5, 2021. On April 8, 2021, the Company consummated the Initial Public Offering of 4,000,000 units (the “Public Units”), at $10.00 per Public Unit, generating gross proceeds of $40,000,000 which is described in Note 4.

Subsequently, the underwriters exercised their over-allotment option in full, and the closing of the issuance and sale of the additional Public Units occurred on April 9, 2021. The total aggregate issuance by the Company of 600,000 units at a price of $10.00 per unit resulted in gross proceeds of $6,000,000.

Simultaneously with the closing of the Initial Public Offering on April 8, 2021, the Company consummated the sale of 280,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement, generating gross proceeds of $2,800,000, which is described in Note 5. On April 9, 2021, simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 24,000 Private Units, generating gross proceeds of $240,000.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

The sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 6) (the “shareholders”) and the underwriters will agree (a) to vote their Founder Shares, the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Shares into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

The Company will have to consummate a Business Combination until April 8, 2022. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 21 months) to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the sponsor or its affiliate or designees must deposit into the Trust Account $455,400 (approximately $0.099 per Public Share), on or prior to the date of the applicable deadline, for each three months extension. Any funds which may be provided to extend the time frame will be in the form of a loan to us from our sponsor. The terms of any such loan have not been definitely negotiated, provided, however, any loan will be interest free and will be repayable only if the Company complete a business combination.

Liquidation and going concern

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.20.

The sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.20 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

●	Cash and investment held in trust account

At December 31, 2021, the assets held in the Trust Account are held in cash and US Treasury securities. Investment securities in the Company’s Trust Account consisted of $46,922,878 in United States Treasury Bills and $52 in cash. At December 31, 2020, no cash and US Treasury securities held in the Trust Account.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

●	Warrants

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company accounts for its Public Warrants as equity and the Private Warrants as liabilities.

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at December 31, 2021 and 2020, 4,600,000 and 0 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit immediately as if the end of the first reporting period after the IPO was the redemption date.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of December 31, 2021 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as an income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the years ended December 31, 2021 and period from November 2, 2020 (inception) through December 31, 2020.

The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 4,904,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the Year Ended December 31,	Period from November 2, 2020 (inception) through December 31,
	2021	2020
Net loss	$(1,022,595)	$(15,806)
Accretion of carrying value to redemption value	(5,014,797)	-
Net loss including accretion of carrying value to redemption value	$(6,017,392)	$(15,806)

	For the year ended December 31, 2021		Period from November 2, 2020 (inception) through December 31, 2020
	Redeemable Ordinary Shares	Non- Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(4,270,282)	$(1,747,110)	$-	$(15,806)
Accretion of carrying value to redemption value	5,014,797	-	-	-
Allocation of net income (loss)	$744,515	$(1,747,110)	$-	$(15,806)
Denominators:
Weighted-average shares outstanding	3,352,329	1,371,545	-	1,000,000
Basic and diluted net income (loss) per share	$0.22	$(1.27)	$-	$(0.02)

●	Related parties

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 3 – CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $46,922,878 in United States Treasury Bills and $52 in cash.   As of December 31, 2020, no investment securities or cash held in the Company’s Trust Account. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying December 31, 2021 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on December 31, 2021 is as follows:

	Carrying Value as of December 31, 2021	Gross Unrealized Holding Gain	Fair Value as of December 31, 2021
Available-for-sale marketable securities:
U.S. Treasury Securities	$46,922,878	$-	$46,922,878

NOTE 4 – INITIAL PUBLIC OFFERING

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 5 – PRIVATE PLACEMENT

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Founder Shares

In November 2020, the Company issued an aggregate of 1,000 founder shares to the initial shareholders for an aggregate purchase price of $1.

In December 2020, the Company issued an aggregate of 1,149,000 additional founder shares to the initial shareholders for an aggregate purchase price of $24,999.

Advances from a Related Party

As of December 31, 2021 and 2020, the Company had a temporary advance from a shareholder and related party for its deferred cost of the Initial Public Offering. The balance is unsecured, interest-free and has no fixed terms of repayment. As of December 31, 2021 and 2020, the balances due to related parties were $185,867  and $32,839, respectively.

Administrative Services Agreement

The Company is obligated, commencing from April 1, 2021, to pay Ace Global Investment Limited a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s business combination or the liquidation of the trust account to public shareholders.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 7 – SHAREHOLDERS’ (DEFICIT) EQUITY

Ordinary shares

The Company is authorized to issue 100,000,000 ordinary shares at par $0.001. Holders of the Company’s ordinary shares are entitled to one vote for each share.

In April 2021, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering.

In April 2021, the Company issued 304,000 ordinary shares under the private placement of 304,000 private units at $10 per unit, to the Sponsor.

As of December 31, 2021 and 2020, 1,454,000 and 1,150,000 ordinary shares were issued and outstanding excluding 4,600,000 and 0 shares are subject to possible conversion.

Pubic Warrants

As of December 31, 2021 and 2020, 4,600,000 and 0 public warrants were issued and outstanding.

Each public warrant entitles the holder thereof to purchase one ordinary share at a price of $11.50 per full share, subject to adjustment as described in this report. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. This means that only an even number of warrants may be exercised at any given time by a warrant holder.

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

Notwithstanding anything contained herein to the contrary, if there is no effective registration statement registering the Warrant Shares on any day the Registered Holder desires to exercise the Warrants and more than 60 days have passed since the Company complete its initial business combination, the Registered Holder may exercise the Warrants in whole or in part in lieu of making a cash payment, by providing notice to the Chief Executive Officer of the Company in a subscription form of its election to utilize cashless exercise, in which event the Company shall issue to the Holder the number of Warrant Shares determined as follows:

X = Y [(A-B)/A]

where:

X = the number of Warrant Shares to be issued to the Holder.

Y = the number of Warrant Shares with respect to which this Warrant is being exercised.

A = the fair market value of one Ordinary Share.

B = the Warrant Price.

The warrants will become exercisable on the later to occur of (i) the completion of the Company’s initial business combination and (ii) 12 months following the date of the Registration Statement is declared effective by the SEC, and terminating at 5:00 p.m., New York City time, on the earlier to occur of (i)  five years after the completion of the initial business combination, and (ii) the date fixed for redemption of the Warrants as provided in Section 6 of this Warrant Agreement (“Expiration Date”).

The Company may redeem the outstanding warrants, in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the Public Warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $18 per share, for any 20 trading days within a 30 trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the issuance of the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

NOTE 8 – ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at December 31, 2021 and 2020, 4,600,000 and 0 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

	For the Year Ended December 31,	Period from November 2, 2020 (inception) through December 31,
	2021	2020
Total ordinary shares issued	6,054,000	1,454,000
Share issued classified as equity	(1,454,000)	(1,454,000)
Change in value of ordinary shares subject to redemption	4,600,000	-

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,922,878	$46,922,878	$-	$-

Liabilities:
Warrant liabilities – Private Warrants	$1,240,000	$-	$-	$1,240,000

*	included in cash and investments held in trust account on the Company’s balance sheet.

The private warrants  are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. As of December 31, 2021 and 2020, 304,000 and 0 private warrants were issued and outstanding.

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	December 31, 2021	April 9, 2021 (Initial measurement)
Input
Share price	$10.15	$10.00
Risk-free interest rate	1.26%	0.87%
Volatility	49%	52%
Exercise price	$11.50	$11.50
Warrant life	5 years	5 years

As of December 31, 2021, the aggregate value of the Private Warrants was $1.24 million. The change in fair value from April 9, 2021 to December 31, 2021 was approximately $(18,560).

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Underwriter Agreement

The underwriters are entitled to a deferred fee of 4.0% of the gross proceeds of the Initial Public Offering, or $1,840,000 until the closing of the Business Combination. The deferred fee can be paid in cash, stock or a combination of both (at the underwriter’s discretion). Any stock issued as a part of the deferred fee will be issued to the underwriters at the value per share in the Company’s Trust Account, subject to any additional increases in the amount in trust per the Company’s trust extensions. Stock to be issued to the underwriters will have unlimited piggyback registration rights and the same rights afforded other holders of the Company’s ordinary shares.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to February 28, 2022  the date that the financial statements were available to be issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.