Form 10-Q
period 2022-03-31
Ace Global Business Acquisition Ltd
filed 2022-05-16
CIK 1844389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of May 3, 2022, there were 6,054,000 ordinary shares outstanding of the Registrant (assuming all of the units issued in our initial public offering completed on April 8, 2021 were split on such date).

ACE GLOBAL BUSINESS ACQUISITION LIMITED

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

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

ii

PART I - FINANCIAL INFORMATION

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$188,622	$122,008
Prepayment	2,659	62,484
Total current assets	191,280	184,492
Cash and investments held in trust account	46,927,655	46,922,930

TOTAL ASSETS	$47,118,936	$47,107,422

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$2,937	$18,516
Advances from a related party	442,069	185,867
Total current liabilities	445,006	204,383

Warrant liabilities	1,320,000	1,240,000
Deferred underwriting compensation	1,840,000	1,840,000

TOTAL LIABILITIES	3,605,006	3,284,383

Commitments and contingencies

Ordinary shares, subject to possible redemption 4,600,000 and 0 shares (at redemption value of $10.20 and $10.20 per share), respectively	46,927,655	46,920,000

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,454,000 and 1,454,000 shares issued and outstanding (excluding 4,600,000 and 4,600,000 shares subject to possible redemption), respectively	1,454	1,454
Accumulated deficit	(3,415,179)	(3,098,415)

Total shareholders’ deficit	(3,413,725)	(3,096,961)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$47,118,936	$47,107,422

See accompanying notes to unaudited condensed financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	Three Months ended March 31,
	2022	2021

Formation, general and administrative expenses	$(233,837)	$(96,097)

Total operating expenses	(233,837)	(96,097)

Other revenue
Change in fair value of warrant liabilities	(80,000)	-
Dividend income	4,725	-
Interest income	3	2
Total other (expenses) income, net	(75,272)	2

Loss before income taxes	(309,109)	$(96,095)

Income taxes	-	-

NET LOSS	$(309,109)	$(96,095)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	4,600,000	-
Basic and diluted net income per share, ordinary shares subject to possible redemption	$(0.05)	$-
Basic and diluted weighted average shares outstanding, ordinary shares attributable to Ace Global Business Acquisition Limited	1,454,000	1,150,000
Basic and diluted net loss per share, ordinary shares attributable to Ace Global Business Acquisition Limited	$(0.05)	$(0.08)

See accompanying notes to unaudited condensed financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Three months ended March 31, 2022
	Ordinary shares			Total
	No. of		Accumulated	shareholders’
	shares	Amount	deficit	deficit

Balance as of January 1, 2022	1,454,000	$1,454	$(3,098,415)	$(3,096,961)

Accretion of carrying value to redemption value	-	-	(7,655)	(7,655)
Net loss	-	-	(309,109)	(309,109)

Balance as of March 31, 2022	1,454,000	$1,454	$(3,415,179)	$(3,413,725)

	Three months ended March 31, 2021
	Ordinary shares				Total
			Additional		shareholders’
	No. of		paid-	Accumulated	equity
	shares	Amount	in capital	deficit	(deficit)

Balance as of January 1, 2021	1,150,000	$1,150	$23,850	$(15,806)	$9,194

Net loss	-	-	-	(96,095)	(96,095)

Balance as of March 31, 2021	1,150,000	$1,150	$23,850	$(111,901)	$(86,901)

See accompanying notes to unaudited condensed financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Three months ended March 31,	Three months nded March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(309,109)	$(96,095)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	80,000	-
Interest income and dividend income earned in cash and investments income held in trust account	(4,725)	-

Change in operating assets and liabilities:
Decrease in prepayment	59,825	-
Increase in accrued liabilities	(15,579)	2,968
Net cash used in operating activities	(189,588)	(93,127)

Cash flows from financing activities
Payment of offering costs	-	(40,000)
Proceeds from a related party	-	3,305,000
Advances from a related party	256,202	-

Net cash provided by financing activities	256,202	3,265,000

NET CHANGE IN CASH	66,614	3,171,873

Cash, beginning of period	122,008	-

Cash, end of period	$188,622	$3,171,873

ANALYSIS OF CASH:
Cash and cash equivalents	$188,622	$131,873
Cash in escrow account	-	3,040,000
	$188,622	$3,171,873

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Deferred offering costs paid by a related party	$-	$40,000
Accretion of carrying value to redemption value	$7,655	$-

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

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

●	Cash and investment held in trust account

At March 31, 2022, the assets held in the Trust Account are held in cash and US Treasury securities. Investment securities in the Company’s Trust Account consisted of $46,927,603 in United States Treasury Bills and $52 in cash.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at March 31, 2022 and December 31, 2021, 4,600,000 and 4,600,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit immediately as if the end of the first reporting period after the IPO was the redemption date.

●	Offering costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	Fair value of financial instruments

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

 The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of March 31, 2022 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the period ended March 31, 2022 and 2021.

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

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the Three Months Ended March 31,
	2022	2021
Net loss	$(309,109)	$(15,806)
Accretion of carrying value to redemption value	(7,655)	-
Net loss including accretion of carrying value to redemption value	$(316,764)	$(15,806)

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Redeemable ordinary shares	Non- Redeemable ordinary shares	Redeemable ordinary shares	Non-Redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(240,686)	$(76,078)	$-	$(96,096)
Accretion of carrying value to redemption value	7,655	-	-	-
Allocation of net loss	$(233,031)	$(76,078)	$-	$(96,095)
Denominators:
Weighted-average shares outstanding	4,600,000	1,454,000	-	1,150,000
Basic and diluted net loss per share	$(0.05)	$(0.05)	$-	$(0.08)

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	Related parties

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

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of March 31, 2022, investment securities in the Company’s Trust Account consisted of $46,927,603 in United States Treasury Bills and $52 in cash. As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $46,922,878 in United States Treasury Bills and $52 in cash. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on March 31, 2022 and December 31, 2021 is as follows:

	Carrying Value as of March 31, 2022 (Unaudited)	Gross Unrealized Holding Gain	Fair Value as of March 31, 2022 (Unaudited)
Available-for-sale marketable securities:
U.S. Treasury Securities	$46,927,603	$-	$46,927,603

	Carrying Value as of December 31, 2021	Gross Unrealized Holding Gain	Fair Value as of December 31, 2021
Available-for-sale marketable securities:
U.S. Treasury Securities	$46,922,878	$-	$46,922,878

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

Advance from Related Parties

As of March 31, 2021 and December 31, 2021, the Company had a temporary advance from a shareholder and related party for its deferred cost of the Initial Public Offering. The balance is unsecured, interest-free and has no fixed terms of repayment. As of March 31, 2022 and December 31, 2021, the balances due to related parties were $442,069 and $185,867, respectively.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On April 8, 2022, the Company issued an unsecured promissory note in an amount of $455,400 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until July 8, 2022 (see Note 11  ). The Note is non-interest bearing and are payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of March 31, 2022 and December 31, 2021, the note payable balance of $0 and $0, respectively.

NOTE 7 – SHAREHOLDER’S (DEFICIT) EQUITY

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

As of March 31, 2022 and December 31, 2021, 1,454,000 and 1,150,000 ordinary shares were issued and outstanding excluding 4,600,000 and 0 shares subject to possible redemption.

Public Warrants

As of March 31, 2022 and December 31, 2021, 4,600,000 and 4,600,000 public warrants were issued and outstanding.

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

NOTE 8 – ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at March 31, 2022 and December 31, 2021, 4,600,000 and 4,600,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2022	2021
Total ordinary shares issued	6,054,000	6,054,000
Shares issued classified as equity	(1,454,000)	(1,454,000)
Change in value of ordinary shares subject to redemption	4,600,000	4,600,000

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,927,603	$46,927,603	$-	$-

Liabilities:
Warrant liabilities – Private Warrants	$1,320,000	$-	$-	$1,320,000

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,922,878	$46,922,878	$-	$-

Liabilities:
Warrant liabilities – Private Warrants	$1,240,000	$-	$-	$1,240,000

*	included in cash and investments held in trust account on the Company’s balance sheet.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	March 31, 2022	December 31, 2021	April 9, 2021 (Initial measurement)
Input
Share price	$10.20	$10.15	$10.00
Risk-free interest rate	2.42%	1.26%	0.87%
Volatility	50%	49%	52%
Exercise price	$11.50	$11.50	$11.50
Warrant life	5 years	5 years	5 years

As of March 31, 2022, the aggregate value of the Private Warrants was $1.32 million. The change in fair value from December 31, 2021 to March 31, 2022 was approximately $(80,000).

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through May 3. 2022 was the Company issued the unaudited condensed financial statements. During the period, the Company did not have any material subsequent events other than disclosed above.

On April 8, 2022, the Company elected to extend the date by which it is required to complete a business combination to July 8, 2022 and deposited $455,400 into its Trust Account.

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

Overview

We were formed on November 2, 2020 under the laws of the British Virgin Islands, as a blank check company for the purpose of engaging in a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we intend to focus on businesses that have a connection to the Asian market. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

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

For the three months ended March 31, 2022, we had a net loss of $309,109, which was comprised of interest and dividend income and general and administrative expenses and change in fair value of warrant liabilities.

For the three months ended March 31, 2021, we had a net loss of $96,095, which was comprised of interest income and general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2022, we had working capital deficit of $253,726 and cash of $188,622. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

We may need to seek additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us. In the event that the business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 22, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

Date May 16, 2022	By:	/s/ Eugene Wong
	Name:	Eugene Wong
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Nicholas Xue Wei Tan
	Name:	Nicholas Xue Wei Tan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)