Form 10-Q
period 2022-06-30
Ace Global Business Acquisition Ltd
filed 2022-08-12
CIK 1844389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of August 11, 2022, there were 6,054,000 ordinary shares outstanding of the Registrant (assuming all of the units issued in our initial public offering completed on April 8, 2021 were split on such date).

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

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I - FINANCIAL INFORMATION

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$82,131	$122,008
Prepayment	39,883	62,484
Total current assets	122,014	184,492
Cash and investments held in trust account	47,902,327	46,922,930

TOTAL ASSETS	$48,024,341	$47,107,422

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$5,868	$18,516
Note payable – related party	910,800	-
Advances from a related party	578,170	185,867
Total current liabilities	1,494,838	204,383

Warrant liabilities	1,340,000	1,240,000
Deferred underwriting compensation	1,840,000	1,840,000

TOTAL LIABILITIES	4,674,838	3,284,383

Commitments and contingencies

Ordinary shares, subject to possible redemption 4,600,000 and 0 shares (at redemption value of $10.41 and $10.20 per share), respectively	47,902,327	46,920,000

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,454,000 and 1,454,000 shares issued and outstanding (excluding 4,600,000 and 4,600,000 shares subject to possible redemption), respectively	1,454	1,454
Accumulated deficit	(4,554,278)	(3,098,415)

Total shareholders’ deficit	(4,552,824)	(3,096,961)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$48,024,341	$47,107,422

See accompanying notes to unaudited condensed financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Formation, general and administrative expenses	$(208,302)	$(250,360)	$(442,139)	$(250,360)

Total operating expenses	(208,302)	(250,360)	(442,139)	(250,360)

Other (expense) income
Change in fair value of warrant liabilities	(20,000)	8,560	(100,000)	8,560
Dividend income	63,872	1,335	68,597	1,335
Interest income	3	22	6	24
Total other income (expense), net	43,875	9,917	(31,397)	9,919

Loss before income taxes	(164,427)	(240,443)	(473,536)	(336,538)

Income taxes	-	-	-	-

NET LOSS	$(164,427)	$(240,443)	$(473,536)	$(336,538)

Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	4,600,000	4,145,055	4,600,000	2,083,978
Basic and diluted net income (loss) per share, ordinary share subject to possible redemption	$0.02	$0.27	$(0.03)	$0.82

Basic and diluted weighted average shares outstanding, ordinary share attributable to Ace Global Business Acquisition Limited	1,454,000	1,423,934	1,454,000	1,287,724
Basic and diluted net loss per share, ordinary share attributable to Ace Global Business Acquisition Limited	$(0.19)	$(0.94)	$(0.24)	$(1.59)

See accompanying notes to unaudited condensed financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Ordinary shares		Accumulated	Total shareholders’
	No. of shares	Amount	deficit	deficit

Balance as of January 1, 2022	1,454,000	$1,454	$(3,098,415)	$(3,096,961)

Accretion of carrying value to redemption value	-	-	(7,655)	(7,655)
Net loss	-	-	(309,109)	(309,109)

Balance as of March 31, 2022	1,454,000	$1,454	$(3,415,179)	$(3,413,725)

Accretion of carrying value to redemption value	-	-	(974,672)	(974,672)
Net loss	-	-	(164,427)	(164,427)

Balance as of June 30, 2022	1,454,000	$1,454	$(4,554,278)	$(4,552,824)

	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit

Balance as of January 1, 2021	1,150,000	$1,150	$23,850	$(15,806)	$9,194

Net loss	-	-	-	(96,095)	(96,095)

Balance as of March 31, 2021	1,150,000	$1,150	$23,850	$(111,901)	$(86,901)

Sales of units in initial public offering	4,600,000	4,600	43,030,400	-	43,035,000
Sales of units to the founder in private placement	304,0000	304	1,781,136	-	1,781,440
Initial classification of ordinary shares subject to possible redemption	(4,600,000)	(4,600)	(44,787,763)	-	(44,792,363)
Allocation of offering costs to ordinary shares subject to redemption	-	-	2,887,160	-	2,887,160
Accretion of carrying value to redemption value	-	-	(2,934,783)	(2,080,014)	(5,014,797)
Net loss	-	-	-	(240,443)	(240,443)

Balance as of June 30, 2021	1,454,000	$1,454	$-	$(2,432,358)	$(2,430,904)

See accompanying notes to unaudited condensed financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(473,536)	$(336,538)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	100,000	(8,560)
Interest income and dividend income earned in cash and investments income held in trust account	(68,597)	(1,335)

Change in operating assets and liabilities:
Decrease (increase) in prepayment	22,601	(182,134)
Decrease (increase) in accrued liabilities	(12,648)	5,936
Net cash used in operating activities	(432,180)	(522,631)

Cash flows from investing activities
Proceeds deposited in Trust Account	-	(46,920,000)
Net cash used in investing activities	-	(46,920,000)

Cash flows from financing activities
Proceeds from public offering	-	44,920,000
Proceeds from private placements to a related party	-	3,040,000
Advances from a related party	392,303	295,000
Net cash provided by financing activities	392,303	48,255,000

NET CHANGE IN CASH	(39,877)	812,369

Cash, beginning of period	122,008	-

Cash, end of period	$82,131	$812,369

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$-	$44,792,363
Allocation of offering costs to ordinary shares subject to redemption	$-	$2,887,160
Accretion of carrying value to redemption value	$(982,327)	$(5,014,797)
Accrued underwriting compensation	$-	$1,840,000
Initial recognition of warrant liabilities	$-	$1,258,560

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

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per Public Share, subject to an increase of up to an additional $0.10 per Public Share in the event that the Ace Global Investment Limited, the sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 10). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity (“ASC 480”).

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

●	Cash and investment held in trust account

At June 30, 2022, the assets held in the Trust Account are held in cash and US Treasury securities. Investment securities in the Company’s Trust Account consisted of $47,902,327 in United States Treasury Bills and $0 in cash.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at June 30, 2022 and December 31, 2021, 4,600,000 and 4,600,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

●	Fair value of financial instruments

ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represents the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of June 30, 2022 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

Income taxes are determined in accordance with the provisions of ASC 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the three and six months ended June 30, 2022 and 2021.

The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable Ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Ordinary shares. Any remeasurement of the accretion to the redemption value of the Ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of June 30, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 4,904,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the Six Months Ended June 30,
	2022	2021
Net loss	$(473,536)	$(336,538)
Accretion of carrying value to redemption value	(982,327)	(5,014,797)
Net loss including accretion of carrying value to redemption value	$(1,455,863)	$(5,351,335)

	For the Three Months Ended June 30,
	2022	2021
Net loss	$(164,427)	$(240,443)
Accretion of carrying value to redemption value	(974,672)	(5,014,797)
Net loss including accretion of carrying value to redemption value	$(1,139,099)	$(5,255,240)

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the six months ended June 30, 2022		For the six months ended June 30, 2021
	Redeemable ordinary shares	Non- Redeemable ordinary shares	Redeemable ordinary shares	Non-Redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(1,106,206)	$(349,657)	$(3,307,548)	$(2,043,787)
Accretion of carrying value to redemption value	982,327	-	5,014,797	-
Allocation of net (loss) income	$(123,879)	$(349,657)	$1,707,249	$(2,043,787)
Denominators:
Weighted-average shares outstanding	4,600,000	1,454,000	2,083,978	1,287,724
Basic and diluted net loss per share	$(0.03)	$(0.24)	$0.82	$(1.59)

	For the three months ended June 30, 2022		For the three months ended June 30, 2021
	Redeemable ordinary shares	Non- Redeemable ordinary shares	Redeemable ordinary shares	Non-Redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(865,520)	$(273,579)	$(3,911,528)	$(1,343,712)
Accretion of carrying value to redemption value	974,672	-	5,014,797	-
Allocation of net income (loss)	$109,152	$(273,579)	$1,103,269	$(1,343,712)
Denominators:
Weighted-average shares outstanding	4,600,000	1,454,000	4,145,055	1,423,934
Basic and diluted net loss per share	$0.02	$(0.19)	$0.27	$(0.94)

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of June 30, 2022, investment securities in the Company’s Trust Account consisted of $47,902,327 in United States Treasury Bills and $0 in cash. As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $46,922,878 in United States Treasury Bills and $52 in cash. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on June 30, 2022 and December 31, 2021 is as follows:

	Carrying Value as of June 30, 2022 (Unaudited)	Gross Unrealized Holding Gain	Fair Value as of June 30, 2022 (Unaudited)
Available-for-sale marketable securities:
U.S. Treasury Securities	$47,902,327	$-	$47,902,327

	Carrying Value as of December 31, 2021	Gross Unrealized Holding Gain	Fair Value as of December 31, 2021
Available-for-sale marketable securities:
U.S. Treasury Securities	$46,922,878	$-	$46,922,878

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Advance from Related Parties

As of June 30, 2022 and December 31, 2021, the Company had a temporary advance from a shareholder and related party for its deferred cost of the Initial Public Offering. The balance is unsecured, interest-free and has no fixed terms of repayment. As of June 30, 2022 and December 31, 2021, the balances due to related parties were $578,170 and $185,867, respectively.

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

On each of April 8, 2022 and July 6, 2022, the Company issued an unsecured promissory note in an amount of $455,400 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until October 8, 2022 (see Note 11). The Note is non-interest bearing and are payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. The Sponsor has paid the $455,400 in advance on June 29, 2022. As of June 30, 2022 and December 31, 2021, the note payable balance of $910,800 and $0, respectively.

NOTE 7 – SHAREHOLDER’S EQUITY

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of June 30, 2022 and December 31, 2021, 1,454,000 and 1,150,000 ordinary shares were issued and outstanding excluding 4,600,000 and 0 shares subject to possible redemption.

Public Warrants

As of June 30, 2022 and December 31, 2021, 4,600,000 and 4,600,000 public warrants were issued and outstanding.

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

The warrants will become exercisable on the later of the completion of an initial business combination and June 30, 2022. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 8 – ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at June 30, 2022 and December 31, 2021, 4,600,000 and 4,600,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2022	2021
Total ordinary shares issued	6,054,000	6,054,000
Share issued classified as equity	(1,454,000)	(1,454,000)
Ordinary shares, subject to redemption	4,600,000	4,600,000

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2022	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$47,902,327	$47,902,327	$-	$-

Liabilities:
Warrant liabilities – Private Warrants	$1,340,000	$-	$-	$1,340,000

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2021	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,922,878	$46,922,878	$-	$-

Liabilities:
Warrant liabilities – Private Warrants	$1,240,000	$-	$-	$1,240,000

*	included in cash and investments held in trust account on the Company’s balance sheet.

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	June 30, 2022	December 31, 2021	April 9, 2021 (Initial measurement)
Input
Share price	$10.30	$10.15	$10.00
Risk-free interest rate	3.01%	1.26%	0.87%
Volatility	50%	49%	52%
Exercise price	$11.50	$11.50	$11.50
Warrant life	5 years	5 years	5 years

As of June 30, 2022, the aggregate value of the Private Warrants was $1.34 million. The change in fair value from December 31, 2021 to June 30, 2022 was approximately $(100,000).

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through August 12, 2022 that the unaudited condensed combined financial statements were available to be issued. During the period, the Company did not have any material subsequent events other than disclosed, as below.

On July 6, 2022, the Company issued unsecured promissory note in the aggregate principal amount of $455,400 to AGBA Holding Limited in exchange for Ace Global Investment Limited depositing such amount into the Company’s Trust Account in order to extend the amount of available time to complete a business combination until October 8, 2022.

On July 11, 2022, the Company and DDC Enterprise Limited (“DDC”) entered into that certain Mutual Termination of Share Exchange Agreement (the “Mutual Termination Agreement”) pursuant to which the Company and DDC mutually agreed to terminate the Share Exchange Agreement pursuant to Section 12.3(a) thereof. Except as otherwise set forth in the Share Exchange Agreement, none of the Contracting Parties shall have any further liability thereunder.

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

For the three and six months ended June 30, 2022, we had a net loss of $164,427 and $473,536, respectively, which was comprised of interest and dividend income and general and administrative expenses and a gain from change in fair value of warrant liabilities.

For the three and six months ended June 30, 2021, we had a net loss of $240,443 and $336,538, respectively, which was comprised of interest and dividend income and general and administrative expenses and a gain from change in fair value of warrant liabilities.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $82,131. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject To Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

Date August 12, 2022	By:	/s/ Eugene Wong
	Name:	Eugene Wong
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Nicholas Xue Wei Tan
	Name:	Nicholas Xue Wei Tan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)