Form 10-Q
period 2022-09-30
Ace Global Business Acquisition Ltd
filed 2022-11-14
CIK 1844389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of November 14, 2022, there were 6,054,000 ordinary shares outstanding of the Registrant (assuming all of the units issued in our initial public offering completed on April 8, 2021 were split on such date).

ACE GLOBAL BUSINESS ACQUISITION LIMITED

FORM 10-Q FOR THE QUARTER ENDED September 30, 2022

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

ii

PART I - FINANCIAL INFORMATION

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$122,506	$122,008
Prepayment	59,914	62,484
Total current assets	182,420	184,492
Cash and investments held in trust account	48,573,730	46,922,930

TOTAL ASSETS	$48,756,150	$47,107,422

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$8,798	$18,516
Note payable – related party	1,366,200	-
Advances from a related party	829,605	185,867
Total current liabilities	2,204,603	204,383

Warrant liabilities	30,000	1,240,000
Deferred underwriting compensation	1,840,000	1,840,000

TOTAL LIABILITIES	4,074,603	3,284,383

Commitments and contingencies

Ordinary shares, subject to possible redemption 4,600,000 and 4,600,000 shares (at redemption value of $10.56 and $10.20 per share), respectively	48,573,730	46,920,000

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,454,000 and 1,454,000 shares issued and outstanding (excluding 4,600,000 and 4,600,000 shares subject to possible redemption), respectively	1,454	1,454
Accumulated deficit	(3,893,637)	(3,098,415)

Total shareholders’ deficit	(3,892,183)	(3,096,961)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$48,756,150	$47,107,422

See accompanying notes to unaudited condensed financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Formation, general and administrative expenses	$(193,962)	$(375,009)	$(636,101)	$(721,466)

Total operating expenses	(193,962)	(375,009)	(636,101)	(721,466)

Other (expense) income
Change in fair value of warrant liabilities	1,310,000	50,000	1,210,000	58,560
Dividend income	216,003	604	284,600	1,939
Interest income	3	12	9	36
Total other income, net	1,526,006	50,616	1,494,609	60,535

Income (loss) before income taxes	1,332,044	(324,393)	858,508	(660,931)

Income taxes	-	-	-	-

NET INCOME (LOSS)	$1,332,044	$(324,393)	$858,508	$(660,931)

Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	4,600,000	4,600,000	4,600,000	2,931,868
Basic and diluted net income (loss) per share, ordinary share subject to possible redemption	$0.26	$(0.05)	$0.23	$0.38

Basic and diluted weighted average shares outstanding, ordinary share attributable to Ace Global Business Acquisition Limited	1,454,000	1,454,000	1,454,000	1,343,758
Basic and diluted net income (loss) per share, ordinary share attributable to Ace Global Business Acquisition Limited	$(0.13)	$(0.05)	$0.11	$(1.33)

See accompanying notes to unaudited condensed financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary shares			Total
	No. of shares	Amount	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2022	1,454,000	$1,454	$(3,098,415)	$(3,096,961)

Accretion of carrying value to redemption value	-	-	(7,655)	(7,655)
Net loss	-	-	(309,109)	(309,109)

Balance as of March 31, 2022	1,454,000	$1,454	$(3,415,179)	$(3,413,725)

Accretion of carrying value to redemption value	-	-	(974,672)	(974,672)
Net loss	-	-	(164,427)	(164,427)

Balance as of June 30, 2022	1,454,000	$1,454	$(4,554,278)	$(4,552,824)

Accretion of carrying value to redemption value	-	-	(671,403)	(671,403)
Net income	-	-	1,332,044	1,332,044

Balance as of September 30, 2022	1,454,000	$1,454	$(3,893,637)	$(3,892,183)

	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2021	1,150,000	$1,150	$23,850	$(15,806)	$9,194

Net loss	-	-	-	(96,095)	(96,095)

Balance as of March 31, 2021	1,150,000	$1,150	$23,850	$(111,901)	$(86,901)

Sales of units in initial public offering	4,600,000	4,600	43,030,400	-	43,035,000
Sales of units to the founder in private placement	304,000	304	1,781,136	-	1,781,440
Initial classification of ordinary shares subject to possible redemption	(4,600,000)	(4,600)	(44,787,763)	-	(44,792,363)
Allocation of offering costs to ordinary shares subject to redemption	-	-	2,887,160	-	2,887,160
Accretion of carrying value to redemption value	-	-	(2,934,783)	(2,080,014)	(5,014,797)
Net loss	-	-	-	(240,443)	(240,443)

Balance as of June 30, 2021	1,454,000	$1,454	$-	$(2,432,358)	$(2,430,904)

Net loss				(324,393)	(324,393)

Balance as of September 30, 2021	1,454,000	1,454	-	$(2,756,751)	$(2,755,297)

See accompanying notes to unaudited condensed financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$858,508	$(660,931)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	(1,210,000)	(58,560)
Interest income and dividend income earned in cash and investments income held in trust account	(284,600)	(1,939)

Change in operating assets and liabilities:
Decrease (increase) in prepayment	2,570	(122,309)
(Decrease) increase in accrued liabilities	(9,718)	8,904
Net cash used in operating activities	(643,240)	(834,835)

Cash flows from investing activities
Proceeds deposited in Trust Account	-	(46,920,000)
Net cash used in investing activities	-	(46,920,000)

Cash flows from financing activities
Proceeds from public offering	-	44,920,000
Proceeds from private placements to a related party	-	3,040,000
Advances from a related party	643,738	111,660
Net cash provided by financing activities	643,738	48,071,660

NET CHANGE IN CASH	498	316,825

Cash, beginning of period	122,008	-

Cash, end of period	$122,506	$316,825

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$-	$44,792,363
Allocation of offering costs to ordinary shares subject to redemption	$-	$2,887,160
Accretion of carrying value to redemption value	$(1,653,730)	$(5,014,797)
Proceeds of promissory notes deposited in Trust Account by a founder shareholder	1,366,200	-
Accrued underwriting compensation	$-	$1,840,000
Initial recognition of warrant liabilities	$-	$1,258,560

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will have to consummate a Business Combination until April 8, 2022. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 21 months) to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the sponsor or its affiliate or designees must deposit into the Trust Account $455,400 (approximately $0.10 per Public Share), on or prior to the date of the applicable deadline, for each three months extension. Any funds which may be provided to extend the time frame will be in the form of a loan to us from our sponsor. The terms of any such loan have not been definitely negotiated, provided, however, any loan will be interest free and will be repayable only if the Company complete a business combination.   On each of April 8, 2022, July 6, 2022 and September 28, 2022, the Company issued an unsecured promissory note in an amount of $455,400 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until January 8, 2023.

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

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

●	Cash and investment held in trust account

At September 30, 2022, the assets held in the Trust Account are held in cash and US Treasury securities. Investment securities in the Company’s Trust Account consisted of $48,573,730 in United States Treasury Bills and $0 in cash.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of September 30, 2022 and December 31, 2021, 4,600,000 and 4,600,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of September 30, 2022 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the period ended September 30, 2022 and 2021.

The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable Ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Ordinary shares. Any remeasurement of the accretion to the redemption value of the Ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of September 30, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 4,904,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the Nine Months Ended September 30,
	2022	2021
Net income (loss)	$858,508	$(660,931)
Accretion of carrying value to redemption value	(1,653,730)	(5,014,797)
Net loss including accretion of carrying value to redemption value	$(795,222)	$(5,675,728)

	For the Three Months Ended September 30,
	2022	2021
Net income (loss)	$1,332,044	$(324,393)
Accretion of carrying value to redemption value	(671,403)	-
Net income (loss) including accretion of carrying value to redemption value	$660,641	$(324,393)

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the nine months ended September 30, 2022		For the nine months ended September 30, 2021
	Redeemable ordinary shares	Non- Redeemable ordinary shares	Redeemable ordinary shares	Non-Redeemable ordinary shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(604,232)	$(190,990)	$(3,891,941)	$(1,783,787)
Accretion of carrying value to redemption value	1,653,730	-	5,014,797	-
Allocation of net income (loss)	$1,049,498	$(190,990)	$1,122,856	$(1,783,787)
Denominators:
Weighted-average shares outstanding	4,600,000	1,454,000	2,931,868	1,343,758
Basic and diluted net income (loss) per share	$0.23	$(0.13)	$0.38	$(1.33)

	For the three months ended September 30, 2022		For the three months ended September 30, 2021
	Redeemable ordinary shares	Non- Redeemable ordinary shares	Redeemable ordinary shares	Non-Redeemable ordinary shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss) including carrying value to redemption value	$501,974	$158,667	$(246,483)	$(77,190)
Accretion of carrying value to redemption value	671,403	-	-	-
Allocation of net income (loss)	$1,173,377	$158,667	$(246,483)	$(77,190)
Denominators:
Weighted-average shares outstanding	4,600,000	1,454,000	4,600,000	1,454,000
Basic and diluted net income (loss) per share	$0.26	$0.11	$(0.05)	$(0.05)

●	Related parties

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 – CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of September 30, 2022, investment securities in the Company’s Trust Account consisted of $48,573,730 in United States Treasury Bills and $0 in cash. As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $46,922,878 in United States Treasury Bills and $52 in cash. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on September 30, 2022 and December 31, 2021 is as follows:

	Carrying Value as of September 30, 2022	Gross Unrealized Holding Gain	Fair Value as of September 30, 2022
	(Unaudited)		(Unaudited)
Available-for-sale marketable securities:
U.S. Treasury Securities	$48,573,730	$-	$48,573,730

	Carrying Value as of December 31, 2021	Gross Unrealized Holding Gain	Fair Value as of December 31, 2021
Available-for-sale marketable securities:
U.S. Treasury Securities	$46,922,878	$-	$46,922,878

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

Advance from Related Parties

As of September 30, 2022 and December 31, 2021, the Company had a temporary advance from a shareholder and related party for its deferred cost of the Initial Public Offering. The balance is unsecured, interest-free and has no fixed terms of repayment. As of September 30, 2022 and December 31, 2021, the balances due to related parties were $829,605 and $185,867, respectively.

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

On each of April 8, 2022, July 6, 2022 and September 28, 2022, the Company issued an unsecured promissory note in an amount of $455,400 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until January 8, 2023. The Note is non-interest bearing and are payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of September 30, 2022 and December 31, 2021, the note payable balance of $1,366,200 and $0, respectively.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 – SHAREHOLDER’S DEFICIT

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

As of September 30, 2022 and December 31, 2021, 1,454,000 and 1,454,000   ordinary shares were issued and outstanding excluding 4,600,000 and 4,600,000 shares subject to possible redemption.

Public Warrants

As of September 30, 2022 and December 31, 2021, 4,600,000 and 4,600,000 public warrants were issued and outstanding.

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

The warrants will become exercisable on the later of the completion of an initial business combination and September 30, 2022. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8 – ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at September 30, 2022 and December 31, 2021, 4,600,000 and 4,600,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2022	2021
Total ordinary shares issued	6,054,000	6,054,000
Share issued classified as equity	(1,454,000)	(1,454,000)
Ordinary shares, subject to redemption	4,600,000	4,600,000

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Assets:
U.S. Treasury Securities held in Trust Account*	$48,573,730	$48,573,730	$-	$-

Liabilities:
Warrant liabilities – Private Warrants	$30,000	$-	$-	$30,000

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
	(Audited)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,922,878	$46,922,878	$-	$-

Liabilities:
Warrant liabilities – Private Warrants	$1,240,000	$-	$-	$1,240,000

*	included in cash and investments held in trust account on the Company’s balance sheet.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	September 30, 2022	December 31, 2021	April 9, 2021 (Initial measurement)
Input
Share price	$10.43	$10.15	$10.00
Risk-free interest rate	2.11%	1.26%	0.87%
Volatility	1%	49%	52%
Exercise price	$11.50	$11.50	$11.50
Warrant life	5 years	5 years	5 years

As of September 30, 2022, the aggregate value of the Private Warrants was $0.03 million. The change in fair value from December 31, 2021 to September 30, 2022 was approximately $1,210,000.

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through November 14, 2022 that the unaudited condensed combined financial statements were available to be issued. During the period, the Company did not have any material subsequent events other than disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Ace Global Business Acquisition Limited. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Ace Global Investment Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s registration statement on Form S-1 (Registration No. 333-252878) filed with the U.S. Securities and Exchange Commission (the “SEC”) and declared effective on April 5, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We were formed on November 2, 2020 under the laws of the British Virgin Islands, as a blank check company for the purpose of engaging in a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we intend to focus on operating businesses in the gaming and e-commerce sectors in the Greater China, Japan and Southeast Asia regions. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

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

Simultaneously with the closing of the Initial Public Offering on April 8, 2021, the Company consummated the sale of 280,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement, generating gross proceeds of $2,800,000. On April 9, 2021, simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 24,000 Private Units, generating gross proceeds of $240,000.

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

For the three months ended September 30, 2022, we had a net income of $1,332,044, which was comprised of interest and dividend income and general and administrative expenses and change in fair value of warrant liabilities.

For the three months ended September 30, 2021, we had a net loss of $324,393, which was comprised of interest income and general and administrative expenses.

For the nine months ended September 30, 2022, we had a net income of $858,508, which was comprised of interest and dividend income and general and administrative expenses and change in fair value of warrant liabilities.

For the nine months ended September 30, 2021, we had a net loss of $660,931, which was comprised of interest and dividend income and general and administrative expenses and change in fair value of warrant liabilities.

Liquidity and Capital Resources

As of September 30, 2022, we had working capital deficit of $2,022,183 and cash of $122,506. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

Dated: November 14, 2022	By:	/s/ Eugene Wong
	Name:	Eugene Wong
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Nicholas Xue Wei Tan
	Name:	Nicholas Xue Wei Tan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)