Form 10-K
period 2022-12-31
Ace Global Business Acquisition Ltd
filed 2023-03-30
CIK 1844389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-40132

ACE GLOBAL BUSINESS ACQUISITION LIMITED

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rm. 806, 8/F, Tower 2, Lippo Centre, No. 89 Queensway, Admiralty, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (852) 2151 5198 / 2151 5598

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, par value $0.001 per share, and one Redeemable Warrant entitling the holder to receive one Ordinary share	ACBAU	Nasdaq Capital Market
Ordinary Shares	ACBA	Nasdaq Capital Market
Warrants	ACBAW	Nasdaq Capital Market

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

As of December 30, 2022, the aggregate market value of the Registrant’s ordinary shares held by non-affiliate of the Registrant was $24,803,509.

As of March 27, 2023, the number of shares issued and outstanding of the Registrant’s ordinary shares was 3,789,547.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

Annual Report on Form 10-K for the Year Ended December 31, 2022

i

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

Our Management Team

We will seek to capitalize on the comprehensive experience and contacts of our executive officers in consummating an initial business combination. Our management team is comprised of Eugene Wong, who is our Chief Executive Officer and Chairman of the Board, and Nicholas Xue-Wei Tan, who is our Chief Financial Officer. Our management team brings a wealth of experience in identifying, negotiating with and conducting due diligence on potential candidates for acquisition.

Mr. Wong has a wide range of experience both in the financial and gaming industries for over a decade. Mr. Wong is currently Managing Director of Norwich Capital Limited since September 2021. Mr. Wong joined Whiz Partners Inc. in May 2013 and during his time at Whiz Partners, he became chief investment officer and partner of the China Hero PJ Fund (“China Hero Fund”), an incubation program to support Chinese developers to create the next blockbuster console game on the PlayStation platform. China Hero Fund is an exclusive collaboration with Sony Interactive Entertainment, one of the largest console gaming companies in the world. During his time at Whiz Partners Asia, he also personally oversaw the injection of multiple Japanese technology companies in audio middleware, debugging and testing and graphics renderings into the China market to improve the quality of games. Prior to his role at Whiz Partners, he spent two years as a merger and acquisitions analyst at CDC Software Inc. (NASDAQ: CDCS) from August 2009 to May 2011, where he worked closely with the senior management team to conduct financial analysis, due diligence and deal structuring. He then spent one year as an investment analyst at World Bank Group from August 2012 to May 2013, where he gained experience in market analysis and creating valuations to identify favorable investment opportunities. Mr. Wong obtained his Master of Business Administration degree from the MIT Sloan-Tsinghua Program at Tsinghua University in May 2013, and his Bachelor of Arts in Economics degree at the University of Chicago in July 2009.

Mr. Tan has a wide range of experience in management and operating roles in e-commerce, consulting, consumer retail and energy production companies. He has been a partner at East Ocean Capital, an investment holding company focused on consumer, education and healthcare sectors since June 2015. From January 2016 to January 2018, he was the vice president of China Mall Group, South Africa’s largest group of Chinese malls. He oversaw the launch of the 150,000 m2 Home Africa mall in Johannesburg, South Africa. Prior to this role, in February 2015, he was one of the founding team members of Shopee, one of the most popular e-commerce platforms in Southeast Asia. As the regional operations director of Shopee, he managed the business operations and product development across Thailand, Philippines, Singapore, Taiwan, Malaysia, Vietnam and Indonesia. Shopee was later acquired by Sea Group. Mr. Tan also worked as an associate consultant at Bain & Company, specializing in consumer retail and private equity from January 2013 to April 2015. In 2012, he also served as a policy analyst at the Ministry of Health, PRC, where he advised on nationwide health policies and helped author multiple research papers published in leading medical journals. Mr. Tan obtained his Bachelor’s in Biology at Harvard University in December 2012.

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

Strong Financial Position and Flexibility

With the funds held in our trust account, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its consolidated balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use an efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. We used these criteria and guidelines in evaluating business combination opportunities, including the Business Combination discussed below. Based on our evaluation of LEW (as defined below) and the industry in which it operates, including the financial and other information provided by LEW in the course of negotiations, we believe that LEW meets the criteria and guidelines listed above. In the event the Business Combination is not consummated, we may decide to enter into an alternative business combination with a target business that does not meet these criteria and guidelines.

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

Limited technical and human resources

As a blank check company, we have limited technical and human resources. Many venture capital firms, leveraged buyout firms and operating businesses possess greater technical and human resources than we do and thus we may be at a disadvantage when competing with them for target businesses.

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

Initial Business Combination

On December 23, 2022, we entered into a Business Combination Agreement with LE Worldwide Limited, a British Virgin Islands business company (“LEW”) (the “Merger Agreement”), which provides for, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, the proposed Business Combination between us and LEW (the transaction being referred to herein as the “Business Combination”).

Other than as specifically discussed, this Report does not give effect to the Business Combination.

Merger Agreement

Subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement (including, but not limited to, the approval and adoption of the Merger Agreement by our shareholders), the Business Combination is to be effected in two steps: (i) , we will merge with and into ACBA Merger Sub I Limited, a British Virgin Islands business company and wholly owned subsidiary of Ace (“PubCo”), with PubCo remaining as the surviving publicly traded entity (the “Reincorporation Merger”); (ii) immediately after the consummation of the Reincorporation Merger, ACBA Merger Sub II Limited, (“Merger Sub”), a British Virgin Islands business company and wholly owned subsidiary of PubCo, will be merged with and into LEW, resulting in LEW becoming a wholly owned subsidiary of PubCo (the “Acquisition Merger”). On March 2, 2023, PubCo and Merger Sub each executed a joinder agreement to the Merger Agreement along with us and LEW, making PubCo and Merger Sub parties to the Merger Agreement. As more thoroughly described below, the aggregate consideration for the Acquisition Merger is $150,000,000, payable in the form of 15,000,000 newly issued ordinary shares of PubCo (“PubCo Ordinary Shares”) valued for purposes of calculating the merger consideration at $10.00 per share.

With respect to the 15,000,000 PubCo Ordinary Shares to be received by LEW shareholders upon the closing of the Business Combination, 750,000 PubCo Ordinary Shares are to be issued and held in escrow for a period of time after closing in order to satisfy any indemnification obligations incurred under the Merger Agreement.

Escrow Agreement

At the closing of the Business Combination, PubCo, the shareholders of LEW and an escrow agent will enter into an Escrow Agreement pursuant to which PubCo will deposit 750,000 of its PubCo Ordinary Shares to secure the indemnification obligations as contemplated by the Merger Agreement.

Lock-Up Agreements

In connection with the transactions, LEW will use its commercially reasonable efforts to cause shareholders of LEW who will own more than 15% of the issued and outstanding PubCo Ordinary Shares (an aggregate of 9,874,340 PubCo Ordinary Shares) as of immediately after the Acquisition Merger becoming effective to enter into lock-up agreements.

Employment Agreements

At the closing of the Business Combination, PubCo will enter into employment agreements with certain key executives of LEW (the “Employment Agreements”) which will contain the terms and conditions governing the employment of such individuals.

PIPE Investment Subscription Agreement and/or Forward Agreement

PubCo intends to enter into subscription agreements with various investors for the private placement of PubCo Ordinary Shares (the “Private Placement”), which will close shortly before the closing of the Business Combination. It is estimated that approximately 2,000,000 shares (“PIPE Shares”) will be offered in the Private Placement, resulting in gross proceeds of approximately $20 million, though the amount of PIPE Shares offered, and net proceeds could end up varying significantly.

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

We believe such factors will be important in evaluating prospective target businesses, regardless of the location or industry in which such target business operates. However, this list is not intended to be exhaustive. We used these criteria and guidelines in evaluating business combination opportunities, including with LEW. Based on our evaluation of LEW and the industry in which it operates, including the financial and other information provided by LEW in the course of negotiations, we believe that LEW meets the criteria and guidelines listed above. In the event that the Business Combination is not consummated, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until April 8, 2023 (or up to October 8, 2023, if we have extended the period of time as described in this report) in order to be able to receive a pro rata share of the trust account.

Our sponsor and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination. As a result, if we sought shareholder approval of a proposed transaction we only need an excess of 439,587 of our public shares (or approximately 11.6% of our issued and outstanding ordinary shares) to be voted in favor of the transaction in order to have such transaction approved (assuming the over-allotment option is not exercised and the initial shareholders do not purchase any units in this offering or units or shares in the after-market).

None of our officers, directors, sponsor or their affiliates has indicated any intention to purchase units or ordinary shares in this offering or from persons in the open market or in private transactions (other than the private units). However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, sponsor and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Ability to Extend Time to Complete Business Combination

If we anticipate that we may not be able to consummate our initial Business Combination by April 8, 2023, we may, but are not obligated to, extend the period of time to consummate the Business Combination through October 8, 2023. Pursuant to the terms of our amended and restated memorandum and articles of association and the amended investment management trust agreement entered into between us and Continental Stock Transfer & Trust Company, LLC, we may extend the time to complete a business combination a total of five (5) times, as follows: (i) two (2) times for an additional three (3) months each time from January 8, 2023 to July 8, 2023 by depositing into the trust account $0.15 for each three-month extension for each issued and outstanding ordinary share issued in the IPO that has not been redeemed, followed by (ii) three (3) times for an additional one (1) month each time from July 8, 2023 to October 8, 2023 by depositing into the trust account $0.05 for each one-month extension for each issued and outstanding ordinary share issued in the IPO that has not been redeemed. On January 5, 2023, the Company issued an unsecured promissory note in an amount of $350,332 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until April 8, 2023. If we are unable to consummate the Business Combination and are unable to complete an alternative initial business combination within such time period, we will, as promptly as possible, but not more than ten (10) business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors that may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, our warrants will expire and will be worthless.

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

Our sponsor, officers and directors will not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to this offering or purchased by them in this offering or in the aftermarket.

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

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination by April 8, 2023 (or up to October 8, 2023, if we have extended the period of time as described in this report), it will trigger our automatic winding up, liquidation and subsequent dissolution pursuant to the terms of our amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. We will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, our warrants will expire and will be worthless.

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

Each of our sponsor and our officers and directors have agreed to waive its rights to participate in any liquidation of our trust account or other assets with respect to the insider shares and private units and to vote their insider shares, private shares in favor of any liquidation and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our warrants or rights, which will expire worthless.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

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

Ace Global Investment Limited, our sponsor, has agreed that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of the IPO not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that it will be able to satisfy those obligations if it is required to do so. Accordingly, the actual per-share distribution could be less than $10.65  due to claims of creditors. Additionally, if we are deemed insolvent for the purposes of the Insolvency Act, or we are required to immediately enter insolvent liquidation, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our insolvent estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.65 per share.

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

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

●	our obligation to convert public shares held by our public shareholders may reduce the resources available to us for a business combination;

●	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding shares, warrants, and unit purchase options and the potential future dilution they represent;

●	our obligation to pay the deferred underwriting discounts and commissions to Ladenburg Thalmann & Co. Inc. upon consummation of our initial business combination;

●	our obligation to either repay or issue units upon conversion of up to $500,000 of working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

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

Facilities

We maintain our principal executive office at Rm. 806, 8/F, Tower 2, Lippo Center, No. 89 Queensway, Admiralty, Hong Kong. The cost for this space is provided to us by our Sponsor, as part of the $10,000 per month payment we make to it for general and administrative services, including office space, utilities and administrative services to the Company. We consider our current office space adequate for our current operations.

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

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K and   the prospectus associated with our Initial Public Offering, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

RISKS RELATING TO OUR SEARCH FOR, CONSUMMATION OF, OR INABILITY TO CONSUMMATE, A BUSINESS COMBINATION AND POST-BUSINESS COMBINATION RISKS

Our ordinary shares subject to redemption are classified as outside permanent equity and the changes in classification could have a material effect on our financial results.

In addition, in preparation of the Company’s financial statements as of and for the year ended December 31, 2022, the Company concluded it should revise its financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against accumulated deficit.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the year ended December 31, 2022. See “—the changes on classification of permanent equity could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

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

Going public through a business combination rather than an underwritten offering, as LEW is seeking to do through the Business Combination, presents risks to unaffiliated investors. Such risks include the absence of a due diligence investigation conducted by an underwriter that would be subject to liability for any material misstatements or omissions in a registration statement. Although the Company has conducted due diligence on LEW’s business, we cannot assure you that this due diligence has identified all material issues that may be present in LEW’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of LEW’s business and outside of the Company’s and LEW’s control will not later arise. As a result of these factors, the combined company may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in reporting losses. Even if the Company’s due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the Company’s preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on the combined company’s liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about the combined company or its securities. Accordingly, any of the Company’s shareholders who choose to remain shareholders of the Company following the Business Combination could suffer a reduction in the value of their shares and these stockholders are unlikely to have a remedy for the reduction in value.

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

The Company may agree to waive, in whole or in part, some of the conditions to its obligations to consummate the Business Combination, to the extent permitted by applicable laws. The board of directors of the Company will evaluate the materiality of any waiver to determine whether amendment of this report and re-solicitation of proxies is warranted. If the board of directors of the Company determines that a waiver of a condition is not sufficiently material to warrant re-solicitation of shareholders, the Company has the discretion to consummate the Business Combination without seeking further shareholder approval. For example, it is a condition to the Company’s obligations to close the Business Combination that there be no restraining order, injunction or other order restricting LEW’s conduct of its business, however, if the board of directors of the Company determines that any such order or injunction is not material to the business of the Company, then the board of directors of the Company may elect to waive such condition and close the Business Combination without the need to resolicit proxies.

There will be a substantial number of PubCo Ordinary Shares available for sale in the future that may adversely affect the market price of PubCo Ordinary Shares.

PubCo may issue such number of shares as may be approved by its shareholders and authorized by its directors, in accordance with the terms of PubCo’s certificate of incorporation (the “Certificate of Incorporation”). In connection with the transactions, LEW will use its commercially reasonable efforts to cause shareholders of LEW who will own more than 15% of the issued and outstanding PubCo Ordinary Shares (an aggregate of 9,874,340 PubCo Ordinary Shares) as of immediately after the Acquisition Merger becoming effective to enter into lock-up agreements. In addition, 1,150,000 shares of PubCo Ordinary Shares held by our initial shareholders that are currently in an escrow account will be released and available for sale as early as six months from the date of the Business Combination, provided that 50% of such shares will be released on the date on which the closing price of the shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination. The availability of such a significant number of securities for trading in the public market, after the expiration of these restricted periods, may have an adverse effect on the market price of PubCo Common Stock.

If we seek shareholder approval of a business combination, such as in connection with the Business Combination, after approval of our board, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

As of January 6, 2023, our initial shareholders collectively own and are entitled to vote 1,454,000 Ordinary Shares, or approximately 38.4% of the Ordinary Shares. They have agreed to vote their shares in favor of our initial Business Combination. Accordingly, after approval of our board, the agreement by our initial shareholders to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make its securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. It may remain an “emerging growth company” until the fiscal year ended December 31, 2024. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1.07 billion, or the market value of its ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we (i) are not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, (ii) have reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and (iii) are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. As a result, potential investors may be less likely to invest in our securities.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by April 8, 2023 (or up to October 8, 2023, if we have extended the period of time as described in this report). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.65 per share, and the Company warrants will expire worthless.

We must complete our initial business combination by April 8, 2023 (or up to October 8, 2023, if we have extended the period of time as described in this report). We may not be able to find a suitable target business and complete our initial business combination by such date. If we have not completed our initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. Furthermore, holders of warrants will not receive any of the funds in our trust account with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants, which will expire worthless as result of the Company’s failure to consummate a business combination.

If third parties bring claims against the Company, the proceeds held in trust could be reduced and the per-share liquidation price received by the Company’s shareholders may be less than $10.65 per share.

The Company’s placing of funds in trust may not protect such funds from third party claims against the Company. Although the Company has received executed agreements waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of the Company’s public shareholders from many of the vendors, service providers (other than its independent accountants) and prospective target businesses with which it does business, such vendors, service providers and prospective target businesses may still seek recourse against the trust account. Additionally, a court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims that could take priority over those of the Company’s public shareholders. If the Company liquidates the trust account before the completion of a business combination and distributes the proceeds held therein to its public shareholders, Ace Global Investment Limited (the “Sponsor”) has contractually agreed to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if such a vendor or prospective target business does not execute or has not executed such a waiver of such claims. However, there can be no assurance from the Company or the Sponsor that they will be able to meet such obligation. Therefore, the per-share distribution from the trust account for our shareholders may be less than $10.65 per share due to any such claims.

Additionally, if the Company is deemed insolvent for the purposes of the Insolvency Act, 2003 of the British Virgin Islands, as amended, (the “Insolvency Act”) or we are required to immediately enter insolvent liquidation, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in the Company’s insolvent estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account, the Company may not be able to return $10.65 per share to our public shareholders.

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

If the Business Combination’s benefits do not meet the expectations of financial or industry analysts, the market price of our securities may decline.

The market price of our securities may decline as a result of the Business Combination if:

●	we do not achieve the perceived benefits of the acquisition as rapidly as believed by, or to the extent anticipated by, financial or industry analysts;

●	There are changes in the industries in which we and our customers operate;

●	There are developments involving our competitors;

●	There are changes in laws and regulations affecting our business; or

●	The effect of the Business Combination on the financial statements is not consistent with the expectations of financial or industry analysts.

Accordingly, investors may experience a loss as a result of decreasing share prices.

The Company’s directors and officers may have certain conflicts in determining to recommend the acquisition of LEW, since certain of their interests, and certain interests of their affiliates and associates, are different from, or in addition to, its shareholders’ interests.

The Company’s management and directors have interests in and arising from the Business Combination that are different from, or in addition to, its shareholders’ interests, which could result in a real or perceived conflict of interest. These interests include the fact that certain of the Company ordinary shares owned by the Company’s management and directors, or their affiliates and associates, would become worthless if the Business Combination is not approved and the Company otherwise fails to consummate a business combination prior to its liquidation date.

The existence of financial and personal interests of one or more of the Company’s directors and officers may result in a conflict of interest on the part of such director(s) and officer(s) between what he, she or they may believe is in the best interests of the Company and its shareholders and what he, she or they may believe is best for himself, herself or themselves.

The business combination or post-combination company may be materially adversely affected by the COVID-19 outbreak.

The COVID-19 outbreak has resulted in, and outbreaks of other infectious diseases in the future could result in, a widespread health crisis that has adversely affected the economies and financial markets worldwide, and could also adversely affect the financial performance after the Business Combination. The extent to which COVID-19 impacts the business combination or the post-combination company will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate the business combination may be materially adversely affected. Additionally, if the financial markets or the overall economy are impacted for an extended period, the post-combination company’s results of operations, financial position and cash flows may be materially adversely affected.

In the event that the Business Combination is not consummated, we may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

In the event that the Business Combination is not consummated, we may consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event that the Business Combination is not consummated and we elect to pursue an alternative business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholder following our business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

We have identified general criteria and guidelines for evaluating prospective target businesses that we have used in evaluating business combination opportunities, including LEW. In the event that the Business Combination is not consummated, we may decide to enter into an alternative business combination with a target business that does not meet these criteria and guidelines. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.65 per share on the liquidation of our trust account and our warrants will expire worthless.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive office at Rm. 806, 8/F, Tower 2, Lippo Centre, No. 89 Queensway, Admiralty, Hong Kong. The cost for this space is provided to us by our Sponsor, as part of the $10,000 per month payment we make to it for general and administrative services, including office space, utilities and administrative services to the Company. We consider our current office space adequate for our current operations.

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

Holders of Record

At March 27, 2023, there were 3,789,547 of our ordinary shares issued and outstanding held by seven shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

For the year ended December 31, 2022, we had a net income of $1,084,218, which was comprised of change in the fair value of the warrant liability of $1,230,000 and dividend earned on the marketable securities held in Trust Account of $693,058 and interest income of $12, offset by operating costs of $838,852.

For the year ended December 31, 2021 we had a net loss of $1,002,595 which was comprised of operating costs of $1,024,127, offset by a change in the fair value of the warrant liability of $18,560, dividend earned on the marketable securities held in Trust Account of $2,930 and interest income of $42.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $91,432. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

We initially had 12 months from the consummation of this offering to consummate the initial business combination. If we does not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, we may extend the period of time to consummate a business combination eight times (for a total of up to 30 months from the consummation of the Public Offering to complete a business combination). As of the date of this report, we have extended four times by an additional three months each time (for a total of up to 24 months from the consummation of the Public Offering to complete a business combination), and so it now has until April 8, 2023 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $0.15 per public share, on or prior to the date of the applicable deadline. The insider, Ace Global Investment Limited, has received non-interest bearing, unsecured promissory notes equal to the amount of any such deposits (i.e., $455,400 for each of the first three extensions for each of three extension on April 2022, July 2022 and September 2022 and $350,332 on January 2023) that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the Private Units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that we receive   notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. If we are unable to consummate the Company’s initial business combination by April 8, 2023, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these consolidated financial statements if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following significant accounting policies:

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

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible redemption. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible redemption at December 31, 2022 and 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 4,904,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the year ended December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in deposited in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were not effective.

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

Our internal control over financial reporting did not result in the proper classification of our warrants. Since their issuance on April 8, 2021, our warrants have been accounted for as derivative liabilities within our consolidated balance sheet. We evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s ordinary shares. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s ordinary shares if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. As a result, the Public Warrants shall be classified as equity. After discussion and evaluation with our independent auditors, we have concluded that our Public warrants should be presented as component of equity.

In addition, the Company concluded it should restate its financial statements for the period ended June 30, 2021 to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Furthermore, the Company failed to maintain effective controls over period-end reconciliation of account level balances that resulted errors in accrued expenses and operating expenses. The Company concluded it should reconcile the balance with vendor during the year end.

As a result, management identified these material weaknesses in our internal control over financial reporting related to the accounting for warrants, ordinary shares subject to possible redemption and accrued expense.

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

Changes in Internal Control over Financial Reporting

Other than the matter disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Eugene Wong	35	Chief Executive Officer, Director and Chairman
Nicholas Xue-Wei Tan	33	Chief Financial Officer
Robert Morris	34	Independent Director
Yan Xu	40	Independent Director
Leslie Chow	39	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Eugene Wong. Mr. Eugene Wong has been our Chief Executive Officer, Director and Chairman of our Board since our inception. Mr. Wong has a wide range of experience both in the financial and gaming industries for over a decade. Mr. Wong is currently Managing Director of Norwich Capital Limited since September 2021. Mr. Wong joined Whiz Partners Inc. in May 2013 and during his time at Whiz Partners, he became chief investment officer and partner of the China Hero PJ Fund (“China Hero Fund”), an incubation program to support Chinese developers to create the next blockbuster console game on the PlayStation platform. China Hero Fund is an exclusive collaboration with Sony Interactive Entertainment, one of the largest console gaming companies in the world. During his time at Whiz Partners Asia, he also personally oversaw the injection of multiple Japanese technology companies in audio middleware, debugging and testing and graphics renderings into the China market to improve the quality of games. Prior to his role at Whiz Partners, he spent two years as a merger and acquisitions analyst at CDC Software Inc. (NASDAQ: CDCS) from August 2009 to May 2011, where he worked closely with the senior management team to conduct financial analysis, due diligence and deal structuring. He then spent one year as an investment analyst at World Bank Group from August 2012 to May 2013, where he gained experience in market analysis and creating valuations to identify favorable investment opportunities. Mr. Wong obtained his Master of Business Administration degree from the MIT Sloan-Tsinghua Program at Tsinghua University in May 2013, and his Bachelor of Arts in Economics degree at the University of Chicago in July 2009.

Nicholas Xue-Wei Tan. Mr. Nicholas Tan has been our Chief Financial Officer since inception. Mr. Tan has a wide range of experience in management and operating roles in e-commerce, consulting, consumer retail and energy production companies. He has been a partner at East Ocean Capital, an investment holding company focused on consumer, education and healthcare sectors since June 2015. From January 2016 to January 2018, he was the vice president of China Mall Group, South Africa’s largest group of Chinese malls. He oversaw the launch of the 150,000 m2 Home Africa mall in Johannesburg, South Africa. Prior to this role, in February 2015, he was one of the founding team members of Shopee, one of the most popular e-commerce platforms in Southeast Asia. As the regional operations director of Shopee, he managed the business operations and product development across Thailand, Philippines, Singapore, Taiwan, Malaysia, Vietnam and Indonesia. Shopee was later acquired by Sea Group. Mr. Tan also worked as an associate consultant at Bain & Company, specializing in consumer retail and private equity from January 2013 to April 2015. In 2012, he also served as a policy analyst at the Ministry of Health, PRC, where he advised on nationwide health policies and helped author multiple research papers published in leading medical journals. Mr. Tan obtained his Bachelor’s in Biology at Harvard University in December 2012.

Robert Morris. Mr. Morris has served as an independent director since our inception. Mr. Morris has over a decade of experience working in the banking and investment industries with experience in trading convertible bonds. He is currently a portfolio manager at Oasis Management since August 2020, he joined as an analyst since December 2016, a private investment fund management company with $3 billion of assets under management. From June 2010 to October 2016, he worked at UBS Investment Bank in both London and Hong Kong. He spent the first 2 years in London where he was a convertible bond trader focused on technology, telecoms, and real estate market. In June 2012, he moved to UBS’s Hong Kong office where he specialized in high yield credit, distressed convertible bonds, and trading special situation convertibles. He also helped advise bankers and capital market groups on looking for optimal solutions to refinance under difficult financial situations. In 2013, he was promoted to be the associate director where he managed risk management, market making and proprietary trading in pan-Asian convertible bonds. Mr. Morris graduated from London School of Economics with a Bachelor’s in Economics with 1st class honors in 2009. After which, he obtained his CFA license.

Yan Xu. Ms. Xu has served as an independent director since our inception. Ms. Xu has over 9 years of experience working in the Chinese gaming market and in a variety of industries in the Japanese market. She has also worked closely with top executives in PRC companies. Ms. Xu has been an independent director for Inception Growth Acquisition Limited since March 2023. Since February 2014, Ms. Xu has served as the head of the Japanese division for Whiz Partners Asia Ltd where she worked closely with Japanese companies to help identify potential Chinese partners to expand their business operations. She has also been the vice president of the China Hero Fund project, one of the first funds created to support game developers in China since 2016. Prior to this role, she worked as the assistant to the chief executive officer for Blue Ridge China, where she was responsible for post-investment tracking. Between 2008 to 2011, she worked at SinoCom Software Group Ltd. as secretary to the third division and team leader of the translation department. Ms. Xu also spent 3 years working at Neusoft Group Co. Ltd as secretary of the business software division and team leader of the translation department. She graduated from Dalian University of Foreign Studies with a Bachelors in Japanese in July 2003, and from Jilin University with a minor in law in July 2005.

Leslie Chow. Mr. Chow has served an independent director since our inception. Mr. Chow specializes in helping companies based in China and the Asia Pacific region to publicly list in US, Hong Kong and Australia equity markets as well as providing financial consulting services. Mr. Chow is the Chief Executive Officer and secretary of Neo Technology Acquisition Corporation since May 2021. He has been the co-founder of ZHEN in July 2020, a blockchain app for art authentication, and chief financial officer of Phase Scientific International Limited since August 2019, a biotech start-up that specializes in improving performance of point-of-care and lab-based diagnostics. He has also been an independent non-executive director for Golden Power Group Holdings (HKex:3919) since July 2015. Prior to these roles, he worked at Takung Art Co., Ltd, first as a consultant and then as chief financial officer where he managed and controlled all financial related activities for the company from August 2015 to August 2019. From April 2009 to August 2015, he was a partner at Albeck Financial Services where he managed the Asia-Pacific office focusing on companies that want to be publicly listed and also offering financial consultation in merger and acquisitions transactions, valuation of financial instruments, financial statements, cross-border equity and GAAP. From 2005-2009, he was a senior auditor at Deloitte & Touche LLP where he facilitated multinational audit engagements in internal control procedures and reporting. He graduated from the University of California Santa Barbara with a Bachelor’s in Business Economics with an emphasis in Accounting in 2005. He has also obtained his CPA license and passed the CFA level 2 examination.

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

Audit Committee

Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent. We have established an Audit Committee of the board of directors, which consists of Robert Morris, Yan Xu, and Leslie Chow, each of whom is an independent director under Nasdaq’s listing standards. Leslie Chow is the Chairperson of the Audit Committee. The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to Ace’s board of directors whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The Audit Committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq listing standards. Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s consolidated balance sheet, consolidated income statement and consolidated cash flow statement.

In addition, we must certify to Nasdaq that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. Our board of directors has determined that Leslie Chow qualifies as an “audit committee financial expert”, as defined under rules and regulations of the SEC.

Nominating Committee

The members of the Nominating Committee are Robert Morris, Yan Xu, and Leslie Chow, each of whom is an independent director under Nasdaq’s listing standards. Robert Morris is the Chairperson of the Nominating Committee. The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The Nominating Committee considers persons identified by its members, management, shareholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide those persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to our Board of Directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating Committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

The members of the Compensation Committee are Robert Morris, Yan Xu, and Leslie Chow, each of whom is an independent director under Nasdaq’s listing standards. Yan Xu is the Chairperson of the Compensation Committee. The Compensation Committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our president and chief executive officer’s compensation, evaluating our president and chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our president and chief executive officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	The Sponsor and the Company’s directors and officers have waived their rights to redeem their Ordinary Shares (including shares underlying the Units), or to receive distributions with respect to these shares upon the liquidation of the Trust Account if Ace is unable to consummate a business combination. Accordingly, the Ordinary Shares, as well as the Units purchased by the Sponsor and the Company’s officers and directors, will be worthless if the Company does not consummate a business combination.

●	If the proposed Business Combination is not completed by April 8, 2023 (or up to October 8, 2023, if the time period is extended, as described herein), the Company will be required to liquidate. In such event, the 1,150,000 Ordinary Shares held by the initial shareholders, which were acquired prior to the IPO for an aggregate purchase price of $25,000, will be worthless. Such shares had an aggregate market value of approximately $12,270,500 based on the closing price of the Ordinary Shares of $10.67 on Nasdaq as of January 6, 2023;

●	If the proposed Business Combination is not completed by April 8, 2023 (or up to October 8, 2023, if the time period is extended, as described herein), the 304,000 Private Units purchased by the Sponsor for a total purchase price of $3,040,000, will be worthless. Such Private Units had an aggregate market value of approximately $3,243,680 based on the closing price of the Units of $10.67 on Nasdaq as of January 6, 2023;

●	On March 28, 2022, July 6, 2022, September 28, 2022, and January 5, 2023, Ace issued unsecured promissory notes in the aggregate principal amount of $ $455,400, $455,400, $455,400 and $ 350,332 (the “Notes”), respectively, to the Sponsor in exchange for the Sponsor depositing such amounts into Ace’s trust account in order to extend the amount of time it has available to complete a business combination. The Notes do not bear interest and mature upon the closing of a business combination by Ace. In addition, the Notes may be converted by the holder into the Units at a price of $10.00 per unit by providing Ace with written notice of its intention to convert the Notes at least one business day prior to the closing of the Business Combination. If the proposed Business Combination is not completed by April 8, 2023 (or up to October 8, 2023, if the time period is extended, as described herein), the Notes shall be deemed to be terminated and no amounts will thereafter be due, or if the Notes have been converted, the Units will be worthless. Such Units would have had an aggregate market value of approximately $1,457,735 based on the closing price of the Units of $10.67 on Nasdaq as of January 6, 2023;

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	The insider shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the Trust Account with respect to any of their insider shares if we do not complete a business combination. Furthermore, our initial shareholders have agreed that the private units will not be sold or transferred by them until after we have completed our initial business combination. In addition, our officers and directors may loan funds to us after the IPO and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

Under British Virgin Islands law, directors owe the following fiduciary duties:

●	duty to act in good faith in what the director believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not properly fetter the exercise of future discretion;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

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

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors.

Name of Individual	Name of Affiliated Company	Affiliation	Priority/Preference relative to Ace Global Business Acquisition Limited
Eugene Wong	Norwich Capital Limited Whiz Partners Asia Ltd.	Managing Director Managing Director & Partner	Norwich Capital Limited Whiz Partners Asia Ltd.
Nicholas Xue-Wei Tan	East Ocean Capital	Partner	East Ocean Capital
Robert Morris	Oasis Management Inception Growth Acquisition Limited	Portfolio Manager Independent Director	Oasis Management Inception Growth Acquisition Limited
Yan Xu	Whiz Partners Asia Ltd.	Vice President	Whiz Partners Asia Ltd.
Leslie Chow	Phase Scientific International Limited	Chief Financial Officer	Phase Scientific International Limited

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of January 6, 2023 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of January 6, 2023, we had 3,789,547 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of January 6, 2023.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Ordinary Shares	Approximate Percentage of Outstanding Ordinary Shares
5% Or Greater Holder
Ace Global Investment Limited(1)	1,369,000	36.13%
Karpus Investment Management(2)	494,867	13.06%
Feis Equities LLC / Lawrence M. Feis (3)	327,357	8.64%
Polar Asset Management Partners Inc.(4)	380,000	10.03%
ATW SPAC Management LLC / Antonio Ruiz-Gimenez(5)	396,000	10.45%
Fir Tree Capital Management LP(6)	310,000	8.18%
Executive Officers and Directors
Eugene Wong	20,000	*
Nicholas Xue-Wei Tan	20,000	*
Robert Morris	15,000	*
Yan Xu	15,000	*
Leslie Chow	15,000	*
All directors and executive officers as a group (5 individuals)(7)	85,000	2.24%

*	Less than 1%.

(1)	The principal business office of Ace Global Investment Limited (the “Sponsor”) is located at Rm. 806, 8/F, Tower 2, Lippo Centre, No. 89 Queensway, Admiralty, Hong Kong. The 1,369,000 ordinary shares held by the Sponsor may be deemed to be indirectly beneficially owned by Ms. Chan Yuen Wah.

(2)	Information is based solely on a report on Schedule 13G filed by Karpus Management, Inc d/b/a Karpus Investment Management (“Karpus”) on February 14, 2023. The principal business office of Karpus is located at 183 Sully’s Trail, Pittsford, New York 14534. Karpus possesses the sole voting power and sole dispositive power with respect to the 494,867 ordinary shares held by accounts managed by Karpus and beneficially owned by Karpus. Karpus is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940 and is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG.

(3)	Information is based solely on a report on Schedule 13G filed by Feis Equities LLC (“Feis”) and Lawrence M. Feis (“Lawrence”) on February 8, 2023. The principal business office of Feis and Lawrence is located at 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606. Feis and Lawrence possess the sole voting power and sole dispositive power with respect to the 327,357 ordinary shares held by Feis and Lawrence.

(4)	Information is based solely on a report on Form 3 filed by Polar Asset Management Partners Inc. (“Polar”) on January 19, 2023. The principal business office of Polar is located at 16 York Street, Suite 2900, Toronto, A6, M5J 0E6. Polar is a company incorporated under the laws of Ontario, Canada, which serves as investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) and has sole voting and investment discretion with respects to the 380,000 ordinary shares held by PMSMF.

(5)	Information is based solely on a report on Schedule 13G filed by ATW SPAC Management LLC (“ATW”) and Antonio Ruiz-Gimenez on February 14, 2022. The principal business office (or residence) of ATW and Antonio Ruiz-Gimenez is located at 7969 NW 2nd Street, #401, Miami, Florida 33126. ATW and Antonio Ruiz-Gimenez possess the shared voting power and shared dispositive power with respect to the 396,000 ordinary shares held by one or more separately managed accounts managed by ATW, which has been delegated exclusive authority to vote and/or direct the disposition of the ordinary shares held by such separately managed accounts. Antonio Ruiz-Gimenez is the managing member of ATW. For the purposes of Reg. Section 240.13d-3, ATW and Antonio Ruiz-Gimenez are deemed to be the beneficial owners of the 396,000 ordinary shares.

(6)	Information is based solely on a report on Schedule 13G filed by Fir Tree Capital Management LP (“Fir Tree”) on February 14, 2022. The principal business office of Fir Tree is located at 55 West 46th Street, 29th Floor New York, NY 10036. Fir Tree possesses the sole voting power and sole dispositive power with respect to the 310,000 ordinary shares beneficially owned by Fir Tree.

(7)	Unless otherwise indicated, the business address of each of the individuals is c/o Ace Global Business Acquisition Limited, Rm. 806, 8/F, Tower 2, Lippo Centre, No. 89 Queensway, Admiralty, Hong Kong.

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

The Sponsor has paid the expenses incurred by the Company an aggregate of $893,814 on a non-interest bearing basis as of December 31, 2022. As of December 31, 2022 and 2021, the Company owed a balance of $893,814 and $185,867, respectively, to our Sponsor.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) and Friedman LLP (“Friedman”), prior to the acquisition of certain assets of Friedman by Marcum effective September 1, 2022, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Friedman and Marcum in connection with regulatory filings. The aggregate fees billed by Friedman and Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $66,000 and $66,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Friedman for consultations concerning financial accounting and reporting standards for the years ended December 31, 2022 and 2021.

Tax Fees. We did not pay Friedman or Marcum for tax planning and tax advice for the years ended December 31, 2022 and 2021.

All Other Fees. We did not pay Friedman or Marcum for other services for the years ended December 31, 2022 and 2021.

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

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b) Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated April 5, 2021, by and between the Registrant and Ladenburg Thalmann & Co. Inc.

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities & Exchange Commission on January 9, 2023)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 12, 2021)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2021)

4.5	Warrant Agreement, dated April 5, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant

4.8	Description of Securities

10.1	Letter Agreements, dated April 5, 2021, by and between the Registrant and each of the initial stockholders, officers and directors of the Registrant

10.2	Investment Management Trust Agreement, dated April 5, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant

10.3	Stock Escrow Agreement, dated April 5, 2021, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders

10.4	Registration Rights Agreement, dated April 5, 2021, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders

10.5	Subscription Agreement, dated April 5, 2021, by and between the Company and the Sponsor

14	Form of Code of Ethics. (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 12, 2021)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 12, 2021)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 12, 2021)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 12, 2021)

101.INS	Inline XBRL Instance Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

Dated: March 30, 2023	By:	/s/ Eugene Wong
	Name:	Eugene Wong
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Eugene Wong	Chief Executive Officer	March 30, 2023
Eugene Wong	(Principal executive officer) and Director

/s/ Nicholas Xue Wei Tan	Chief Financial Officer	March 30, 2023
Nicholas Xue Wei Tan	(Principal financial and accounting officer)

/s/ Robert Morris	Independent Director	March 30, 2023
Robert Morris

/s/ Yan Xu	Independent Director	March 30, 2023
Yan Xu

/s/ Leslie Chow	Independent Director	March 30, 2023
Leslie Chow

ACE GLOBAL BUSINESS ACQUISITION LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Ace Global Business Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ace Global Business Acquisition Limited (the “Company”) as of December 31, 2022, the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

Marlton, NJ
March 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Ace Global Business Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ace Global Business Acquisition Limited (the “Company”) as of December 31, 2021 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

Friedman LLP

We served as the Company’s auditor from 2020 through 2022.

New York, NY

February 28, 2022

ACE GLOBAL BUSINESS ACQUISITION LIMITED

CONSOLIDAED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$91,432	$122,008
Prepayment	-	62,484

Total current assets	91,432	184,492
Cash and investments held in trust account	48,982,188	46,922,930

TOTAL ASSETS	$49,073,620	$47,107,422

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$56,349	$18,516
Note payable – related party	1,366,200	-
Advances from a related party	893,814	185,867

Total current liabilities	2,316,363	204,383

Warrant liabilities	10,000	1,240,000
Deferred underwriting compensation	1,840,000	1,840,000

TOTAL LIABILITIES	4,166,363	3,284,383

Commitments and contingencies

Ordinary shares, subject to possible redemption 4,600,000 and 4,600,000 shares (at conversion value of $10.65 and $10.20 per share)	48,982,188	46,920,000

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,454,000 shares issued and outstanding (excluding 4,600,000 shares subject to possible redemption)	1,454	1,454
Accumulated deficit	(4,076,385)	(3,098,415)

Total shareholders’ deficit	(4,074,931)	(3,096,961)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$49,073,620	$47,107,422

The accompanying notes are an integral part of these consolidated financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

CONSOLIDAED STATEMENTS OF OPERATIONS

	Year ended December 31, 2022	Year ended December 31, 2021
Formation, general and administrative expenses	$(838,852)	$(1,024,127)

Total operating expenses	(838,852)	(1,024,127)

Other income
Change fair value of warrant liabilities	1,230,000	18,560
Dividend income	693,058	2,930
Interest income	12	42
Total other income, net	1,923,070	21,532

Income (loss) before income taxes	1,084,218	(1,002,595)

Income taxes	-	-

NET INCOME (LOSS)	$1,084,218	$(1,002,595)

Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	4,600,000	3,352,329
Basic and diluted net income per share, ordinary share subject to possible redemption	$0.29	$0.22
Basic and diluted weighted average shares outstanding, ordinary share attributable to Ace Global Business Acquisition Limited	1,454,000	1,371,545
Basic and diluted net loss per share, ordinary share attributable to Ace Global Business Acquisition Limited	$(0.16)	$(1.27)

The accompanying notes are an integral part of these consolidated financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

CONSOLIDAED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	For the year ended December 31, 2022
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’ equity
	No. of shares	Amount	capital	deficit	(deficit)

Balance as of January 1, 2022	1,454,000	$1,454	$-	$(3,098,415)	$(3,096,961)

Accretion of carrying value to redemption value	-	-	-	(2,062,188)	(2,062,188)
Net income	-	-	-	1,084,218	1,084,218

Balance as of December 31, 2022	1,454,000	$1,454	$-	$(4,076,385)	$(4,074,931)

	For the year ended December 31, 2021
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’ equity
	No. of shares	Amount	capital	deficit	(deficit)

Balance as of January 1, 2021	1,150,000	$1,150	$23,850	$(15,806)	$9,194

Sale of units in initial public offering	4,600,000	4,600	43,030,400	-	43,035,000
Sale of units to the founder in private placement	304,000	304	1,781,136	-	1,781,440
Initial classification of ordinary shares subject to possible redemption	(4,600,000)	(4,600)	(44,787,763)	-	(44,792,363)
Allocation of offering costs to ordinary shares subject to possible redemption	-	-	2,887,160	-	2,887,160
Accretion of carrying value to redemption value			(2,934,783)	(2,080,014)	(5,014,797)
Net loss	-	-	-	(1,002,595)	(1,002,595)

Balance as of December 31, 2021	1,454,000	$1,454	$-	$(3,098,415)	$(3,096,961)

The accompanying notes are an integral part of these consolidated financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

CONSOLIDAED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2022	Year ended December 31, 2021
Cash flows from operating activities:
Net income (loss)	$1,084,218	$(1,002,595)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of warrant liabilities	(1,230,000)	(18,560)
Interest income and dividend income earned in cash and investments income held in trust account	(693,058)	(2,930)

Change in operating assets and liabilities:
Decrease (increase) in prepayment	62,484	(62,484)
Increase in accrued liabilities	37,833	15,549

Net cash used in operating activities	(738,523)	(1,071,020)

Cash flows from investing activities:
Proceeds deposited in Trust Account	-	(46,920,000)
Proceeds of promissory notes deposited in trust account by a founder shareholder	(1,366,200)	-

Net cash used in investing activities	(1,366,200)	(46,920,000)

Cash flows from financing activities:
Proceeds from public offering	-	44,920,000
Proceeds from private placements	-	3,040,000
Proceeds of promissory notes	1,366,200	-
Advances from a related party	707,947	153,028
Net cash provided by financing activities	2,074,147	48,113,028

NET CHANGE IN CASH	(30,576)	122,008

CASH, BEGINNING OF YEAR	122,008	-

CASH, END OF YEAR	$91,432	$122,008

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$-	$44,792,363
Allocation of offering costs to ordinary shares subject to possible redemption	$-	$2,887,160
Accretion of carrying value to redemption value	$(2,062,188)	$(5,014,797)
Accrued underwriting compensation	$-	$1,840,000
Initial recognition of warrant liabilities	$-	$1,258,560

The accompanying notes are an integral part of these consolidated financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Ace Global Business Acquisition Limited (“ACE” and the “Company”) is a newly organized blank check company incorporated on November 2, 2020, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on opportunities in the artificial intelligence and any other related technology innovations market in North America.

ACBA Merger Sub I Limited (“PubCo”) is a company incorporated on December 28, 2022, under the laws of the British Virgin Island for the purpose of effecting the business combination. PubCo is wholly owned by ACE.

ACBA Merger Sub II Limited (“Merger Sub”) is a company incorporated on December 29, 2022, under the laws of the British Virgin Island for the purpose of effecting the business combination. Merger Sub is wholly owned by PubCo.

The Company’s entire activity from inception up to December 31, 2022 was in preparation for the initial public offering. Since the initial public offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company has selected December 31 as its fiscal year end.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per Public Share, subject to an increase of up to an additional $0.15 per Public Share  in the event that the Ace Global Investment Limited, the sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 9). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 23, 2022, the Company has entered into a business combination agreement (the “Agreement”) with LE Worldwide Limited (“LEW”), a British Virgin Islands business company. ACBA will merge with and into ACBA Merger Sub I Limited, a British Virgin Islands business company and wholly owned subsidiary of the ACBA (the “Purchaser”). ACBA Merger Sub II Limited, a British Virgin Islands business company and wholly owned subsidiary of ACBA (the “Merger Sub”), to be formed for the sole purpose of merging with and into the Company in which the Company will be the surviving entity and a wholly owned subsidiary of Purchaser (the “Acquisition Merger”). Upon the Acquisition Merger becoming effective, the Purchaser shall pay an aggregate consideration of $150,000,000 (the “Merger Consideration”) to the Company’s shareholders which shall be issued and divided into $10.00 per Ordinary Share of the Purchaser (the “Merger Consideration Shares”).

On January 5, 2023, the Company filed an amended and restated memorandum and articles of association (the “Charter Amendment”), giving the Company the right to extend the date by which it has to complete a business combination up to a total of five (5) times, as follows: (i) two (2) times for an additional three (3) months each time from January 8, 2023 to July 8, 2023, followed by (ii) three (3) times for an additional one (1) month each time from July 8, 2023 to October 8, 2023.

The Company will have to consummate a Business Combination by April 8, 2022. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to eight times, five times by an additional three months each time and 3 times by an additional one month each time (for a total of up to 30 months) to complete a Business Combination. Pursuant to the terms of our memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, both as amended, in order to extend the time available for the Company to consummate a Business Combination, the Company’s sponsor or its affiliate or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account the applicable extension fees, on or prior to the date of the applicable deadline, for each extension. The Company’s sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company are unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of our initial Business Combination or at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit. On each of April 8, 2022, July 6, 2022 and September 28, 2022, the Company issued an unsecured promissory note in an amount of $455,400 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until January 8, 2023. On January 5, 2023, the Company issued an unsecured promissory note in an amount of $350,332 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until April 8, 2023. As of December 31, 2022 and 2021, the note payable balance of $1,366,200 and $0, respectively.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidation and going concern

The Company initially had 12 months from the consummation of this offering to consummate the initial business combination. If the Company does not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a business combination eight times (for a total of up to 30 months from the consummation of the Public Offering to complete a business combination). As of the date of this report, the Company has extended four times by an additional three months each time (for a total of up to 24 months from the consummation of the Public Offering to complete a business combination), and so it now has until April 8, 2023 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $0.15 per public share, on or prior to the date of the applicable deadline. The insider, Ace Global Investment Limited, has received non-interest bearing, unsecured promissory notes equal to the amount of any such deposits (i.e., $455,400 for each of the first three extensions for each of three extension on April 2022, July 2022 and September 2022 and $350,332 on January 2023) that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the Private Units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. If the Company is unable to consummate the Company’s initial business combination by April 8, 2023, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these consolidated financial statements if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

In preparing these consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, Actual results may differ from these estimates.

●	Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

●	Cash and investment held in trust account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the Balance Sheets at fair value at the end of each reporting period. Earnings on these securities is included in dividend income in the accompanying Statement of Operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at December 31, 2022 and 2021, 46,000,000 and 46,000,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheets.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit immediately as if the end of the first reporting period after the IPO was the redemption date.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Fair value of financial instruments

FASB ASC Topic 820 Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represents the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of December 31, 2022 due to the short maturities of such instruments. See Note 8 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

●	Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

●	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as an income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the years ended December 31, 2022 and 2021.

The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

●	Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable Ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Ordinary shares. Any remeasurement of the accretion to the redemption value of the Ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 4,904,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the consolidated statement of operations is based on the following:

	For the Years Ended December 31,
	2022	2021
Net income (loss)	$1,084,218	$(1,002,595)
Accretion of carrying value to redemption value	(2,062,188)	(5,014,797)
Net loss including accretion of carrying value to redemption value	$(977,970)	$(6,017,392)

	For the years ended December 31,
	2022		2021
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(743,089)	$(234,881)	$(4,270,282)	$(1,747,110)
Accretion of carrying value to redemption value	2,062,188	-	5,014,797	-
Allocation of net income (loss)	$1,319,099	$(234,881)	$744,515	$(1,747,110)
Denominators:
Weighted-average shares outstanding	4,600,000	1,454,000	3,352,329	1,371,545
Basic and diluted net income (loss) per share	$0.29	$(0.16)	$0.22	$(1.27)

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Related parties

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

NOTE 3 – INITIAL PUBLIC OFFERING

On April 8, 2021, the Company sold 4,000,000 Public Units at a price of $10.00 per Public Unit. On April 9, 2021, the Company sold an additional 600,000 units to cover over-allotments. Each Public Unit consists of one ordinary share and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per whole share (see Note 6).

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

In November 2020, the Company issued an aggregate of 1,000 founder shares to the initial shareholders for an aggregate purchase price of $1.

In December 2020, the Company issued an aggregate of 1,149,000 additional founder shares to the initial shareholders for an aggregate purchase price of $24,999.

Advances from a Related Party

As of December 31, 2022 and 2021, the Company had a temporary advance from sponsor for its deferred cost of the Initial Public Offering. The balance is unsecured, interest-free and would either be paid upon consummation of the Company initial Business Combination or at the lender’s discretion, converted upon consummation of Business Combination into additional private units at a price of $10.00 per unit. As of December 31, 2022 and 2021, the balances due to related parties were $893,814 and $185,867, respectively.

Administrative Services Agreement

The Company is obligated, commencing from January 1, 2021, to pay Ace Global Investment Limited a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s business combination or the liquidation of the trust account to public shareholders.

Related Party Extensions Loan

The Company will have to consummate a Business Combination by April 8, 2022. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to eight times, five times by an additional three months each time and 3 times by an additional one month each time (for a total of up to 30 months) to complete a Business Combination. Pursuant to the terms of our memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, both as amended, in order to extend the time available for the Company to consummate a Business Combination, the Company’s sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account the applicable extension fees, on or prior to the date of the applicable deadline, for each extension. The Company’s sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company are unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of our initial Business Combination or at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit.

On each of April 8, 2022, July 6, 2022 and September 28, 2022, the Company issued an unsecured promissory note in an amount of $455,400 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until January 8, 2023. On January 5, 2023, the Company issued an unsecured promissory note in an amount of $350,332 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until April 8, 2023. The Note is non-interest bearing and are payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of December 31, 2022 and 2021, the note payable balance of $1,366,200 and $0, respectively.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SHAREHOLDERS’ (DEFICIT) EQUITY

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

As of December 31, 2022 and 2021, 1,454,000 and 1,150,000 ordinary shares were issued and outstanding excluding 4,600,000 and 4,600,000 shares are subject to possible conversion.

Public Warrants

As of December 31, 2022 and 2021, 4,600,000 and 4,600,000 public warrants were issued and outstanding.

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

The warrants will become exercisable on the later of the completion of an initial business combination and December 31, 2022. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 7 – ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at December 31, 2022 and 2021, 4,600,000 and 4,600,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheets.

	For the Year Ended December 31,
	2022	2021
Total ordinary shares issued	6,054,000	6,054,000
Shares issued classified as equity	(1,454,000)	(1,454,000)
Ordinary shares, subject to redemption	4,600,000	4,600,000

NOTE 8 – FAIR VALUE MEASUREMENTS

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$48,982,188	$48,982,188	$-	$-

Liabilities:
Warrant liabilities – Private Warrants	$10,000	$-	$-	$10,000

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,922,878	$46,922,878	$-	$-

Liabilities:
Warrant liabilities – Private Warrants	$1,240,000	$-	$-	$1,240,000

*	included in cash and investments held in trust account on the Company’s consolidated balance sheets.

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets.

The Company established the initial fair value for the private warrants at $1,258,560 on April 9, 2021, the date of the Company’s Initial Public Offering, using a Black-Scholes model. The Company allocated the proceeds received from the sale of Private Units, first to the private warrants based on their fair values as determined at initial measurement, with the remaining proceeds recorded as ordinary shares subject to possible redemption, and ordinary shares based on their relative fair values recorded at the initial measurement date. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The expected life of the warrants is assumed to be five years after the completion of the initial business combination.

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	December 31, 2022	December 31, 2021	April 9, 2021 (Initial measurement)
Input
Share price	$10.62	$10.15	$10.00
Risk-free interest rate	1.18%	1.26%	0.87%
Volatility	1%	49%	52%
Exercise price	$11.50	$11.50	$11.50
Warrant life	5 years	5 years	5 years

As of December 31, 2022, the aggregate value of the Private Warrants was $10,000. The change in fair value from December 31, 2021 to December 31, 2022 was approximately $(1,230,000).

As of December 31, 2021, the aggregate value of the Private Warrants was $1.24 million. The change in fair value from April 9, 2021 to December 31, 2021 was approximately $(18,560).

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Underwriter Agreement

The underwriters are entitled to a deferred fee of 4.0% of the gross proceeds of the Initial Public Offering, or $1,840,000 until the closing of the Business Combination. The deferred fee can be paid in cash, stock or a combination of both (at the underwriter’s discretion). Any stock issued as a part of the deferred fee will be issued to the underwriters at the value per share in the Company’s Trust Account, subject to any additional increases in the amount in trust per the Company’s trust extensions. Stock to be issued to the underwriters will have unlimited piggyback registration rights and the same rights afforded other holders of the Company’s ordinary share.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through the date was the Company issued the consolidated financial statements.

On January 5, 2023, the Company held its annual meeting of shareholders. During this meeting, the Company’s shareholders approved the proposals to (i) amend the second amended and restated memorandum and articles of association to further extend the date by which it has to consummate a business combination five times, as follows: (a) two times for an three additional months each time from January 8, 2023 to July 8, 2023; (b) followed by three times for an additional one month each time from July 8, 2023 to October 8, 2023 and (ii) amend the investment management trust agreement, dated as of April 5, 2021 by and between the Company and Continental Stock Transfer & Trust Company, LLC (“Continental”) to allow it to further extend the time to complete a business combination total of five times, as follows: (a) two times for an additional three months each time from January 8, 2023 to July 8, 2023 and followed by (ii) three (3) times for an additional one (1) month each time from July 8, 2023 to October 8, 2023

On January 5, 2023, 2,264,453 shares were redeemed by a number of shareholders at a price of approximately $10.65 per share, in an aggregate principal amount of $24,120,397.

On January 5, 2023, the Company issued unsecured promissory note in the aggregate principal amount of $350,332 to Ace Global Investment Limited in exchange for Ace Global Investment Limited depositing such amount into the Company’s trust account in order to extend the amount of available time to complete a business combination.