Form 10-Q
period 2023-03-31
Ace Global Business Acquisition Ltd
filed 2023-05-18
CIK 1844389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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
Admiralty, Hong Kong

(Address of principal executive offices)

(852) 2151 5198 / 2151 5598

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of May 4, 2023, there were 3,789,547 ordinary shares outstanding of the Registrant (assuming all of the units issued in our initial public offering completed on April 8, 2021 were split on such date).

ACE GLOBAL BUSINESS ACQUISITION LIMITED

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

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

ii

PART I - FINANCIAL INFORMATION

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$75,793	$91,432
Prepaid expenses	60,000	-
Total current assets	135,793	91,432
Cash and investments held in trust account	25,840,468	48,982,188

TOTAL ASSETS	$25,976,261	$49,073,620

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$35,462	$56,349
Note payable – related party	2,066,865	1,366,200
Advances from a related party	1,548,156	893,814
Total current liabilities	3,650,483	2,316,363

Warrant liabilities	14,352	10,000
Deferred underwriting compensation	1,840,000	1,840,000

TOTAL LIABILITIES	5,504,835	4,166,383

Commitments and contingencies

Ordinary shares, subject to possible redemption 2,335,547 and 4,600,000 shares (at redemption value of $11.06 and $10.65 per share), respectively	25,840,468	48,982,188

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,454,000 and 1,454,000 shares issued and outstanding (excluding 4,600,000 shares subject to possible redemption), respectively	1,454	1,454
Accumulated deficit	(5,370,496)	(4,076,385)

Total shareholders’ deficit	(5,369,042)	(4,074,931)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$25,976,261	$49,073,620

See accompanying notes to unaudited condensed consolidated financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2023	2022

Formation, general and administrative expenses	$(589,095)	$(233,837)

Total operating expenses	(589,095)	(233,837)

Other Revenue
Change in fair value of warrant liabilities	(4,352)	(80,000)
Dividend income	278,012	4,725
Interest income	2	3
Total other (expenses) income, net	273,662	(75,272)

Loss before income taxes	(315,433)	(309,109)

Income taxes	-	-

NET LOSS	$(315,433)	$(309,109)

Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	2,461,350	4,600,000
Basic and diluted net income (loss) per share, ordinary share subject to possible redemption	$0.07	$(0.05)

Basic and diluted weighted average shares outstanding, ordinary share attributable to Ace Global Business Acquisition Limited	1,454,000	1,454,000
Basic and diluted net loss per share, ordinary share attributable to Ace Global Business Acquisition Limited	$(0.33)	$(0.05)

See accompanying notes to unaudited condensed consolidated financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Three months ended March 31, 2023
	Ordinary shares			Total
	No. of shares	Amount	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2023	1,454,000	$1,454	$(4,076,385)	$(4,074,931)

Accretion of carrying value to redemption value	-	-	(978,678)	(978,678)
Net loss	-	-	(315,433)	(315,433)

Balance as of March 31, 2023	1,454,000	$1,454	$(5,370,496)	$(5,369,042)

	Three months ended March 31, 2022
	Ordinary shares			Total
	No. of shares	Amount	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2022	1,454,000	$1,454	$(3,098,415)	$(3,096,961)

Accretion of carrying value to redemption value	-	-	(7,655)	(7,655)
Net loss	-	-	(309,109)	(309,109)

Balance as of March 31, 2022	1,454,000	$1,454	$(3,415,179)	$(3,413,725)

See accompanying notes to unaudited condensed consolidated financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(315,433)	$(309,109)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	4,352	80,000
Interest income and dividend income earned in cash and investments income held in trust account	(278,013)	(4,725)

Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(60,000)	59,825
Decrease in accrued liabilities	(20,887)	(15,579)
Net cash used in operating activities	(669,981)	(189,588)

Cash flows from investing activities
Proceeds of promissory notes deposited in trust account by a founder shareholder	(700,665)	-
Withdraw of investments in Trust Account	24,120,398	-

Net cash provided by investing activities	23,419,733	-

Cash flows from financing activities
Proceeds of promissory notes	700,665	-
Redemption of ordinary shares	(24,120,398)	-
Advances from a related party	654,342	256,202

Net cash (used in) provided by financing activities	(22,765,391)	256,202

Net change in cash	(15,639)	66,614

Cash, beginning of period	91,432	122,008

Cash, end of period	$75,793	$188,622

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$978,678	$7,655

See accompanying notes to unaudited condensed consolidated financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 5, 2023, 2,264,453 shares were redeemed by certain shareholders at a price of approximately $10.65 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $24,120,397.

The Company will have to consummate a Business Combination by July 8, 2022. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to eight times, five times by an additional three months each time and 3 times by an additional one month each time (for a total of up to 30 months) to complete a Business Combination. Pursuant to the terms of our memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, both as amended, in order to extend the time available for the Company to consummate a Business Combination, the Company’s sponsor or its affiliate or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account the applicable extension fees, on or prior to the date of the applicable deadline, for each extension. The Company’s sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company are unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of our initial Business Combination or at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit. On each of April 8, 2022, July 6, 2022 and September 28, 2022, the Company issued an unsecured promissory note in an amount of $455,400 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until January 8, 2023. On each of January 5, 2023 and March 24, 2023, the Company issued an unsecured promissory note in an amount of $350,332 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until July 8, 2023. As of March 31, 2023 and December 31, 2022, the note payable balance of $2,066,865 and $1,366,200, respectively.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidation and going concern

The Company initially had 12 months from the consummation of this offering to consummate the initial business combination. If the Company does not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a business combination eight times (for a total of up to 30 months from the consummation of the Public Offering to complete a business combination). As of the date of this report, the Company has extended five times by an additional three months each time (for a total of up to 27 months from the consummation of the Public Offering to complete a business combination), and so it now has until July 8, 2023 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $0.15 per public share, on or prior to the date of the applicable deadline. The insider, Ace Global Investment Limited, has received non-interest bearing, unsecured promissory notes equal to the amount of any such deposits (i.e., $455,400 for each of the first three extensions for each of three extension on April 2022, July 2022 and September 2022, $350,332 for each of extension on January 2023 and March 2023) that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the Private Units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. If the Company is unable to consummate the Company’s initial business combination by July 8, 2023, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by July 8, 2023 or October 8, 2023 if the Company elect to extend the period of time to consummate a Business Combination. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 30, 2023.

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

In preparing these unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Cash and investment held in trust account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Earnings on these securities is included in dividend income in the accompanying unaudited condensed consolidated statement of operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of March 31, 2023 and December 31, 2022, 2,335,547 and 4,600,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit immediately as if the end of the first reporting period after the IPO was the redemption date.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of March 31, 2023 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

●	Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the period ended March 31, 2023 and 2022.

The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable Ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Ordinary shares. Any remeasurement of the accretion to the redemption value of the Ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of March 31, 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 4,904,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the Three Months Ended March 31,
	2023	2022
Net loss	$(315,433)	$(309,109)
Accretion of carrying value to redemption value	(978,678)	(7,655)
Net loss including accretion of carrying value to redemption value	$(1,294,111)	$(316,764)

	For the three months ended March 31, 2023		For the three months ended March 31, 2022
	Redeemable ordinary shares	Non- Redeemable ordinary shares	Redeemable ordinary shares	Non-Redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(813,531)	$(480,580)	$(240,686)	$(76,078)
Accretion of carrying value to redemption value	978,678	-	7,655	-
Allocation of net income (loss)	$165,147	$(480,580)	$(233,031)	$(76,078)
Denominators:
Weighted-average shares outstanding	2,461,350	1,454,000	4,600,000	1,454,000
Basic and diluted net loss per share	$0.07	$(0.33)	$(0.05)	$(0.05)

●	Related parties

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

In November 2020, the Company issued an aggregate of 1,000 founder shares to the initial shareholders for an aggregate purchase price of $1.

In December 2020, the Company issued an aggregate of 1,149,000 additional founder shares to the initial shareholders for an aggregate purchase price of $24,999.

Advance from Related Parties

As of March 31, 2023 and December 31, 2022, the Company had a temporary advance from sponsor for its deferred cost of the Initial Public Offering. The balance is unsecured, interest-free and would either be paid upon consummation of the Company initial Business Combination or at the lender’s discretion, converted upon consummation of Business Combination into additional private units at a price of $10.00 per unit. As of March 31, 2023 and December 31, 2022, the balances due to related parties were $1,548,156 and $893,814, respectively.

Administrative Services Agreement

The Company is obligated, commencing from April 1, 2021, to pay Ace Global Investment Limited a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s business combination or the liquidation of the trust account to public shareholders.

Related Party Extensions Loan

The Company will have to consummate a Business Combination by July 8, 2023. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to eight times, five times by an additional three months each time and 3 times by an additional one month each time (for a total of up to 30 months) to complete a Business Combination. Pursuant to the terms of our memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, both as amended, in order to extend the time available for the Company to consummate a Business Combination, the Company’s sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account the applicable extension fees, on or prior to the date of the applicable deadline, for each extension. The Company’s sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company are unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of our initial Business Combination or at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit.

On each of April 8, 2022, July 6, 2022 and September 28, 2022, the Company issued an unsecured promissory note in an amount of $455,400 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until January 8, 2023. On each of January 5, 2023 and March 24, 2023, the Company issued an unsecured promissory note in an amount of $350,332 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until July 8, 2023. The Note is non-interest bearing and are payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of March 31, 2023 and December 31, 2022, the note payable balance of $2,066,865 and $1,366,200, respectively.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2023 and December 31, 2022, 1,454,000 and 1,454,000 ordinary shares were issued and outstanding excluding 2,335,547 and 4,600,000 shares subject to possible redemption.

Public Warrants

As of March 31, 2023, and 2022, 4,600,000 and 4,600,000 public warrants were issued and outstanding.

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

Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the public warrants is not effective within 60 days following the consummation of the Company’s initial business combination, public warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. In such event, each holder would pay the exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the day prior to the date of exercise. For example, if a holder held 300 warrants to purchase 300 shares and the fair market value on the date prior to exercise was $15.00, that holder would receive 70 shares without the payment of any additional cash consideration. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis.

The warrants will become exercisable on the later of the completion of an initial business combination and one year from the effective date of the Company’s registration statement for the Company’s initial public offering. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the Company’s completion of an initial business combination, or earlier upon redemption.

The Company may redeem the outstanding warrants (excluding the private warrants), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the Public Warrants are exercisable,

●	upon a minimum of 30 days’ prior written notice of redemption,

●	if, and only if, the last sales price of our ordinary shares equals or exceeds $18.00 per share, as adjusted for share splits, share capitalizations, rights, issuances, subdivisions, reorganizations, recapitalizations, and the like, for any 20 trading days within a 30 trading days period ending three business days before we send the notice of redemption, and

●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If the foregoing conditions are satisfied and the Company issues a notice of redemption, each warrant holder can exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the ordinary shares may fall below the $18.00 trigger price as well as the $11.50 warrant exercise price per share after the redemption notice is issued and not limit the Company’s ability to complete the redemption.

The redemption criteria for the warrants have been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then-prevailing share price and the warrant exercise price so that if the share price declines as a result of the Company’s redemption call, the redemption will not cause the share price to drop below the exercise price of the warrants.

If the Company calls the warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. Whether the Company will exercise its option to require all holders to exercise their warrants on a “cashless basis” will depend on a variety of factors including the price of the Company’s ordinary shares at the time the warrants are called for redemption, the Company’s cash needs at such time and concerns regarding dilutive share issuances.

NOTE 7 – ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at March 31, 2023 and December 31, 2022, 2,335,547 and 4,600,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2023	2022
Total ordinary shares issued	6,054,000	6,054,000
Share issued classified as equity	(1,454,000)	(1,454,000)
Share redemption	(2,264,453)	-
Ordinary shares, subject to redemption	2,335,547	4,600,000

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$25,840,468	$25,840,468	$-	$-

Liabilities:
Warrant liabilities – Private Warrants	$14,352	$-	$-	$14,352

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$48,982,188	$48,982,188	$-	$-

Liabilities:
Warrant liabilities – Private Warrants	$10,000	$-	$-	$10,000

*	included in cash and investments held in trust account on the Company’s balance sheet.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	March 31, 2023	December 31, 2022	April 9, 2021 (Initial measurement)
Input
Share price	$10.87	$10.62	$10.00
Risk-free interest rate	3.59%	1.18%	0.87%
Volatility	0.8%	1%	52%
Exercise price	$11.50	$11.50	$11.50
Warrant life	5 years	5 years	5 years

As of March 31, 2022, the aggregate value of the Private Warrants was $14,352. The change in fair value from December 31, 2022 to March 31 2023 was approximately $(4,352).

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has been a significant impact as of the date of these unaudited condensed consolidated financial statements. The financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

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

Underwriter Agreement

The underwriters are entitled to a deferred fee of 4.0% of the gross proceeds of the Initial Public Offering, or $1,840,000 upon the closing of the Business Combination. The deferred fee can be paid in cash, stock or a combination of both (at the underwriter’s discretion). Any stock issued as a part of the deferred fee will be issued to the underwriters at the value per share in the Company’s Trust Account, subject to any additional increases in the amount in trust per the Company’s trust extensions. Stock to be issued to the underwriters will have unlimited piggyback registration rights and the same rights afforded other holders of the Company’s ordinary shares.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through the date was the Company issued the unaudited condensed consolidated financial statements.

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

For the three months ended March 31, 2023, we had a net loss of $315,433, which was comprised of operating costs of $589,095, offset by change in the fair value of the warrant liability of $4,352 and dividend earned on the marketable securities held in Trust Account of $278,012 and interest income of $2.

For the three months ended March 31, 2022, we had a net loss of $309,109, which was comprised of operating costs of $233,837, offset by change in the fair value of the warrant liability of $80,000 and dividend earned on the marketable securities held in Trust Account of $4,725 and interest income of $3.

Liquidity and Capital Resources

As of March 31, 2023, we had cash of $75,793. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

We initially had 12 months from the consummation of this offering to consummate the initial business combination. If we do not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, we may extend the period of time to consummate a business combination eight times (for a total of up to 30 months from the consummation of the Public Offering to complete a business combination). As of the date of this report, we have extended five times by an additional three months each time (for a total of up to 27 months from the consummation of the Public Offering to complete a business combination), and so it now has until July 8, 2023 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $0.15 per public share, on or prior to the date of the applicable deadline. The insider, Ace Global Investment Limited, has received non-interest bearing, unsecured promissory notes equal to the amount of any such deposits (i.e., $455,400 for each of the first three extensions for each of three extension on April 2022, July 2022 and September 2022, and $350,332 on January 2023 and $350,332 on March 2023) that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the Private Units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that we receive notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. If we are unable to consummate the Company’s initial business combination by July 8, 2023, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by July 8, 2023 or October 8, 2023 if the Company elect to extend the period of time to consummate a Business Combination. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of 4.0% of the gross proceeds of the Initial Public Offering, or $1,840,000 upon the closing of the Business Combination. The deferred fee can be paid in cash, stock or a combination of both (at the underwriter’s discretion). Any stock issued as a part of the deferred fee will be issued to the underwriters at the value per share in the Company’s Trust Account, subject to any additional increases in the amount in trust per the Company’s trust extensions. Stock to be issued to the underwriters will have unlimited piggyback registration rights and the same rights afforded other holders of the Company’s common stock.

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

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible redemption. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible redemption as of March 31, 2023 and December 31, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 4,904,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 8, 2021, we consummated our initial public offering (“IPO”) of 4,000,000 units (the “Units”). On April 7, 2021, the underwriters exercised the option in full, and the closing of the issuance and sale of the additional Units occurred on April 9, 2021. The total aggregate issuance by the Company of 4,600,000 units at a price of $10.00 per unit resulted in gross proceeds of $46,000,000. Each unit consisted of one ordinary share and one redeemable warrant. Each redeemable warrant entitles the holder thereof to purchase one ordinary share at an exercise price of $11.50 per share. The Company’s Registration Statement on Form S-1 was declared effective by the SEC on April 5, 2021. Ladenburg Thalmann & Co., Inc., acted as an underwriter for the IPO.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

Date: May 18, 2023	By:	/s/ Eugene Wong
Eugene Wong
Chief Executive Officer
(Principal executive officer)

Date: May 18, 2023	By:	/s/ Nicholas Xue Wei Tan
Nicholas Xue Wei Tan
Chief Financial Officer
(Principal financial and accounting officer)