Form 10-K/A
period 2022-12-31
Ace Global Business Acquisition Ltd
filed 2023-06-14
CIK 1844389

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

As of June 5, 2023, the number of shares issued and outstanding of the Registrant’s ordinary shares was 3,789,547.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

Annual Report on Form 10-K for the Year Ended December 31, 2022

i

EXPLANATORY PARAGRAPH

References throughout this Amendment No. 1 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to Ace Global Business Acquisition Limited., unless the context otherwise indicates.

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “report”) amends the Annual Report on Form 10-K of Ace Global Business Acquisition Limited for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2022 (the “Original Report”). This amendment is filed solely for the purpose of amending Item 15 and including the audit letter of Adeptus Partners LLC, the current auditor of the Company.

ii

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

iii

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

Merger Agreement

Subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement (including, but not limited to, the approval and adoption of the Merger Agreement by our shareholders), the Business Combination is to be effected in two steps: (i) , we will merge with and into ACBA Merger Sub I Limited, a British Virgin Islands business company and wholly owned subsidiary of Ace (“PubCo”), with each of the outstanding units, shares and warrants of the Company exchanged on a one for one basis into units, shares and warrants of PubCo, and with PubCo remaining as the surviving publicly traded entity (the “Reincorporation Merger”); (ii) immediately after the consummation of the Reincorporation Merger, ACBA Merger Sub II Limited, (“Merger Sub”), a British Virgin Islands business company and wholly owned subsidiary of PubCo, will be merged with and into LEW, resulting in LEW becoming a wholly owned subsidiary of PubCo (the “Acquisition Merger”). On March 2, 2023, PubCo and Merger Sub each executed a joinder agreement to the Merger Agreement along with us and LEW, making PubCo and Merger Sub parties to the Merger Agreement. As more thoroughly described below, the aggregate consideration for the Acquisition Merger is $150,000,000, payable in the form of 15,000,000 newly issued ordinary shares of PubCo (“PubCo Ordinary Shares”) valued for purposes of calculating the merger consideration at $10.00 per share.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Adeptus Partners LLC (“Adeptus”), Marcum LLP (“Marcum”) and Friedman LLP (“Friedman”) for services rendered. Certain assets of Friedman were acquired by Marcum effective September 1, 2022.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Friedman and Marcum in connection with regulatory filings.

The aggregate fees billed by Adeptus for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $35,000 and $0, respectively. The aggregate fees billed by Friedman and Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $66,000 and $66,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Adeptus, Friedman or Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2022 and 2021.

Tax Fees. We did not pay Adeptus, Friedman or Marcum for tax planning and tax advice for the years ended December 31, 2022 and 2021.

All Other Fees. We did not pay Adeptus, Friedman or Marcum for other services for the years ended December 31, 2022 and 2021.

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

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b) Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated April 5, 2021, by and between the Registrant and Ladenburg Thalmann & Co. Inc.

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities & Exchange Commission on January 9, 2023)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 12, 2021)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2021)

4.5	Warrant Agreement, dated April 5, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant

4.8	Description of Securities

10.1	Letter Agreements, dated April 5, 2021, by and between the Registrant and each of the initial stockholders, officers and directors of the Registrant

10.2	Investment Management Trust Agreement, dated April 5, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant

10.3	Stock Escrow Agreement, dated April 5, 2021, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders

10.4	Registration Rights Agreement, dated April 5, 2021, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders

10.5	Subscription Agreement, dated April 5, 2021, by and between the Company and the Sponsor

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 12, 2021)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 12, 2021)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 12, 2021)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 12, 2021)

101.INS	Inline XBRL Instance Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

Dated: June 14, 2023	By:	/s/ Eugene Wong
	Name:	Eugene Wong
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Eugene Wong	Chief Executive Officer	June 14, 2023
Eugene Wong	(Principal executive officer) and Director

/s/ Nicholas Xue Wei Tan	Chief Financial Officer	June 14, 2023
Nicholas Xue Wei Tan	(Principal financial and accounting officer)

/s/ Robert Morris	Independent Director	June 14, 2023
Robert Morris

/s/ Yan Xu	Independent Director	June 14, 2023
Yan Xu

/s/ Leslie Chow	Independent Director	June 14, 2023
Leslie Chow

ACE GLOBAL BUSINESS ACQUISITION LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Ace Global Business Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ace Global Business Acquisition Limited (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a significant working capital deficiency, has incurred significant losses, and needs to raise additional funds to meet its obligations and sustain operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2023.

Adeptus Partners, LLC

PCAOB: 3686

Ocean, New Jersey

June 14, 2023

ACE GLOBAL BUSINESS ACQUISITION LIMITED

CONSOLIDAED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$91,432	$122,008
Prepayment	-	62,484

Total current assets	91,432	184,492
Cash and investments held in trust account	48,982,188	46,922,930

TOTAL ASSETS	$49,073,620	$47,107,422

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$56,349	$18,516
Note payable – related party	1,366,200	-
Advances from a related party	893,814	185,867

Total current liabilities	2,316,363	204,383

Warrant liabilities	10,000	1,240,000
Deferred underwriting compensation	1,840,000	1,840,000

TOTAL LIABILITIES	4,166,363	3,284,383

Commitments and contingencies

Ordinary shares, subject to possible redemption 4,600,000 and 4,600,000 shares (at conversion value of $10.65 and $10.20 per share, respectively)	48,982,188	46,920,000

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,454,000 shares issued and outstanding (excluding 4,600,000 shares subject to possible redemption)	1,454	1,454
Accumulated deficit	(4,076,385)	(3,098,415)

Total shareholders’ deficit	(4,074,931)	(3,096,961)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$49,073,620	$47,107,422

The accompanying notes are an integral part of these consolidated financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

CONSOLIDAED STATEMENTS OF OPERATIONS

	Year ended December 31, 2022	Year ended December 31, 2021
Formation, general and administrative expenses	$(838,852)	$(1,024,127)

Total operating expenses	(838,852)	(1,024,127)

Other income
Change fair value of warrant liabilities	1,230,000	18,560
Dividend income	693,058	2,930
Interest income	12	42
Total other income, net	1,923,070	21,532

Income (loss) before income taxes	1,084,218	(1,002,595)

Income taxes	-	-

NET INCOME (LOSS)	$1,084,218	$(1,002,595)

Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	4,600,000	3,352,329
Basic and diluted net income per share, ordinary share subject to possible redemption	$0.29	$0.22
Basic and diluted weighted average shares outstanding, ordinary share attributable to Ace Global Business Acquisition Limited	1,454,000	1,371,545
Basic and diluted net loss per share, ordinary share attributable to Ace Global Business Acquisition Limited	$(0.16)	$(1.27)

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

Transaction costs amounted to $1,125,000, consisting of $920,000 of underwriter’s fees and $205,000 of other offering costs. The deferred underwriter’s fee of 4.0% of the gross proceeds of the Initial Public Offering, or $1,840,000, will be paid upon the closing of the Business Combination.

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

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per Public Share, subject to an increase of up to an additional $0.15 per Public Share  in the event the Ace Global Investment Limited (the “Sponsor”) elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 9). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity.

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

On July 11, 2022, the Company and DDC entered into that certain Mutual Termination of Share Exchange Agreement (the “Mutual Termination Agreement”) pursuant to which the Company and DDC mutually agreed to terminate the Share Exchange Agreement pursuant to Section 12.3(a) thereof. Except as otherwise set forth in the Share Exchange Agreement, none of the Contracting Parties shall have any further liability thereunder.

On December 23, 2022, the Company entered into a business combination agreement (the “Agreement”) with LE Worldwide Limited (“LEW”), a British Virgin Islands business company. Pursuant to the Agreement, ACE will merge with and into PubCo, a British Virgin Islands business company and wholly owned subsidiary of ACE with each of the outstanding units, shares and warrants of the Company exchanged on a one for one basis into units, shares and warrants of PubCo. Merger Sub, a British Virgin Islands business company and wholly owned subsidiary of ACE , was formed for the sole purpose of merging with and into the LEW, following which the LEW will be the surviving entity and a wholly owned subsidiary of PubCo (the “Acquisition Merger”). Upon the Acquisition Merger becoming effective, PubCo shall pay an aggregate consideration of $150,000,000 (the “Merger Consideration”) to LEW’s shareholders, which shall be issued and divided into $10.00 per Ordinary Share of PubCo (the “Merger Consideration Shares”).

The Company will have to consummate a Business Combination by April 8, 2022. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to eight times, five times by an additional three months each time and 3 times by an additional one month each time (for a total of up to 30 months) to complete a Business Combination. Pursuant to the terms of our memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, both as amended, in order to extend the time available for the Company to consummate a Business Combination, the Company’s Sponsor or its affiliate or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account the applicable extension fees, on or prior to the date of the applicable deadline, for each extension. The Company’s Sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of our initial Business Combination or at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit. On each of April 8, 2022, July 6, 2022 and September 28, 2022, the Company issued an unsecured promissory note in an amount of $455,400 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until January 8, 2023. On January 5, 2023, the Company issued an unsecured promissory note in an amount of $350,332 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until April 8, 2023. As of December 31, 2022 and 2021, the note payable balance is $1,366,200 and $0, respectively.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidation and going concern

The Company initially had 12 months from the consummation of its Initial Public Offering to consummate the initial business combination. If the Company does not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a business combination eight times (for a total of up to 30 months from the consummation of the Public Offering to complete a business combination). As of the date of this report, the Company has extended four times by an additional three months each time (for a total of up to 27 months from the consummation of the Public Offering to complete a business combination), and so it now has until July 8, 2023 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $0.15 per public share, on or prior to the date of the applicable deadline. The insider, Ace Global Investment Limited, has received non-interest bearing, unsecured promissory notes equal to the amount of any such deposits (i.e., $455,400 for each of the first three extensions for each of three extension on April 2022, July 2022 and September 2022 and $350,332 on January 2023 and March 2023) that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the Private Units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. If the Company is unable to consummate the Company’s initial business combination by July 8, 2023, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

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

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering. The deferred underwriter’s fee of the gross proceeds of the Initial Public Offering will be paid upon the closing of the Business Combination.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of December 31, 2022 and 2021 due to the short term nature of such financial instruments. See Note 8 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

Administrative Services Agreement

The Company is obligated, commencing from January 1, 2021, to pay Ace Global Investment Limited a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s business combination or the liquidation of the trust account to public shareholders. For the years ended December 31, 2022 and 2021, the Company incurred $120,000 and $90,000 in fees for these services, respectively.

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

On each of April 8, 2022, July 6, 2022 and September 28, 2022, the Company issued an unsecured promissory note in an amount of $455,400 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until January 8, 2023. On each of January 5, 2023 and March 24, 2023, the Company issued an unsecured promissory note in an amount of $350,332 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until July 8, 2023. The notes are non-interest bearing and are payable upon the closing of a business combination. In addition, the notes may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of December 31, 2022 and 2021, the note payable balance is $1,366,200 and $0, respectively.

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

Each public warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share at a price of $11.50 per full share, subject to adjustment as described in the prospectus. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. This means that only an even number of warrants may be exercised at any given time by a warrant holder.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	December 31, 2022	December 31, 2021	April 9, 2021 (Initial measurement)
Input
Share price	$10.62	$10.15	$10.00
Risk-free interest rate	1.18%	1.26%	0.87%
Volatility	1%	49%	52%
Exercise price	$11.50	$11.50	$11.50
Warrant life	5 years	5 years	5 years

The following table presents the changes in the fair value of warrant liabilities for the years ended December 31, 2022 and 2021:

Private
Warrants
Fair Value at January 1, 2022	$1,240,000
Change in fair value of private warrants	(1,230,000)
Fair Value at December 31, 2022	$10,000

Private
Warrants
Fair Value at April 9, 2021	$1,258,560
Change in fair value of private warrants	(18,560)
Fair Value at December 31, 2021	$1,240,000

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through the date and identified the below events.

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