Form 10-Q
period 2023-06-30
Ace Global Business Acquisition Ltd
filed 2023-08-14
CIK 1844389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of August 14, 2023, there were 3,789,547 ordinary shares outstanding of the Registrant (assuming all of the units issued in our initial public offering completed on April 8, 2021 were split on such date).

ACE GLOBAL BUSINESS ACQUISITION LIMITED

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

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

ii

PART I - FINANCIAL INFORMATION

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$65,288	$91,432
Total current assets	65,288	91,432
Cash and investments held in trust account	26,265,732	48,982,188
TOTAL ASSETS	$26,331,020	$49,073,620

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$21,927	$56,349
Note payable – related party	2,183,642	1,366,200
Advances from a related party	1,679,213	893,814
Total current liabilities	3,884,782	2,316,363

Warrant liabilities	17,477	10,000
Deferred underwriting compensation	1,840,000	1,840,000
TOTAL LIABILITIES	5,742,259	4,166,383

Commitments and contingencies

Ordinary shares, subject to possible redemption, 2,335,547 and 4,600,000 shares issued and oustanding (at conversion value of $11.25 and $10.65 per share), respectively	26,265,732	48,982,188

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,454,000 shares issued and outstanding (excluding 2,335,547 and 4,600,000 shares subject to possible redemption, respectively)	1,454	1,454
Accumulated deficit	(5,678,425)	(4,076,385)
Total shareholders’ deficit	(5,676,971)	(4,074,931)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$26,331,020	$49,073,620

See accompanying notes to unaudited condensed consolidated financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Formation, general and administrative expenses	$(188,030)	$(208,302)	$(777,125)	$(442,139)
Total operating expenses	(188,030)	(208,302)	(777,125)	(442,139)

Other (expense) income
Change in fair value of warrant liabilities	(3,125)	(20,000)	(7,477)	(100,000)
Dividend income	308,486	63,872	586,499	68,597
Interest income	3	3	4	6
Total other income (expense), net	305,364	45,875	579,026	(31,397)

Income (loss) before income taxes	117,334	(164,427)	(198,099)	(473,536)
Income taxes	-	-	-	-
NET INCOME (LOSS)	$117,334	$(164,427)	$(198,099)	$(473,536)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	2,335,547	4,600,000	2,398,101	4,600,000
Basic and diluted net income (loss) per share, ordinary shares subject to possible redemption	$0.10	$0.02	$0.17	$(0.03)

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Ace Global Business Acquisition Limited	1,454,000	1,454,000	1,454,000	1,454,000
Basic and diluted net loss per share, ordinary shares attributable to Ace Global Business Acquisition Limited	$(0.08)	$(0.19)	$(0.42)	$(0.24)

See accompanying notes to unaudited condensed consolidated financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Three and Six months ended June 30, 2023
	Ordinary shares			Total
	No. of shares	Amount	Accumulated deficit	shareholders’ deficit
Balance as of January 1, 2023	1,454,000	$1,454	$(4,076,385)	$(4,074,931)
Accretion of carrying value to redemption value	-	-	(978,678)	(978,678)
Net loss	-	-	(315,433)	(315,433)
Balance as of March 31, 2023	1,454,000	$1,454	$(5,370,496)	$(5,369,042)
Accretion of carrying value to redemption value	-	-	(425,263)	(425,263)
Net income	-	-	117,334	117,334
Balance as of June 30, 2023	1,454,000	$1,454	$(5,678,425)	$(5,676,971)

	Three and Six months ended June 30, 2022
	Ordinary shares			Total
	No. of shares	Amount	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2022	1,454,000	$1,454	$(3,098,415)	$(3,096,961)
Accretion of carrying value to redemption value	-	-	(7,655)	(7,655)
Net loss	-	-	(309,109)	(309,109)
Balance as of March 31, 2022	1,454,000	$1,454	$(3,415,179)	$(3,413,725)
Accretion of carrying value to redemption value	-	-	(974,672)	(974,672)
Net loss	-	-	(164,427)	(164,427)
Balance as of June 30, 2022	1,454,000	$1,454	(4,554,278)	(4,552,824)

See accompanying notes to unaudited condensed consolidated financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(198,099)	$(473,536)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	7,477	100,000
Interest income and dividend income earned in cash and investments income held in trust account	(586,499)	(68,597)
Change in operating assets and liabilities:
Prepaid expenses	-	22,601
Accrued liabilities and other payable	(34,422)	(12,648)
Net cash used in operating activities	(811,543)	(432,180)

Cash flows from investing activities
Proceeds of promissory notes deposited in trust account by a founder shareholder	(817,442)	-
Withdraw of investments in Trust Account	24,120,397	-
Net cash provided by investing activities	23,302,955	-

Cash flows from financing activities
Proceeds of promissory notes	817,442	-
Redemption of ordinary shares	(24,120,397)	-
Advances from a related party	785,399	392,303
Net cash (used in) provided by financing activities	(22,517,556)	392,303

NET CHANGE IN CASH	(26,144)	(39,877)
Cash, beginning of period	91,432	122,008
Cash, end of period	$65,288	$82,131

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$1,403,941	$982,327

See accompanying notes to unaudited condensed consolidated financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Ace Global Business Acquisition Limited (“ACE” and the “Company”) is a newly organized blank check company incorporated on November 2, 2020, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on opportunities in the artificial intelligence and any other related technology innovations market in North America.

ACBA Merger Sub I Limited (“PubCo”) is a company incorporated on December 28, 2022, under the laws of the British Virgin Islands for the purpose of effecting the business combination. PubCo is wholly owned by ACE.

ACBA Merger Sub II Limited (“Merger Sub”) is a company incorporated on December 29, 2022, under the laws of the British Virgin Islands for the purpose of effecting the business combination. Merger Sub is wholly owned by PubCo.

The Company’s entire activity from inception up to December 31, 2022 was in preparation for the initial public offering. Since the initial public offering, the Company’s activities have been limited to the evaluation of business combination candidates. The Company has selected December 31 as its fiscal year end.

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

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per Public Share, subject to an increase of up to an additional $0.15 per Public Share in the event that the Ace Global Investment Limited (“the Sponsor”) elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 9). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity.

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

The Company will have to consummate a Business Combination by April 8, 2022. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to eight times, five times by an additional three months each time and 3 times by an additional one month each time (for a total of up to 30 months) to complete a Business Combination. Pursuant to the terms of our memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, both as amended, in order to extend the time available for the Company to consummate a Business Combination, the Company’s Sponsor or its affiliate or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account the applicable extension fees, on or prior to the date of the applicable deadline, for each extension. The Company’s Sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of our initial Business Combination or at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit. On each of April 8, 2022, July 6, 2022 and September 28, 2022, the Company issued an unsecured promissory note in an amount of $455,400 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until January 8, 2023. On each of January 5, 2023 and March 24, 2023, the Company issued an unsecured promissory note in an amount of $350,332 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until July 8, 2023. On each of June 13, 2023 and July 13, 2023, the Company issued an unsecured promissory note in an amount of $116,777 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until September 8, 2023. As of June 30, 2023 and December 31, 2022, the note payable balances were $2,183,642 and $1,366,200, respectively.

Liquidation and going concern

The Company initially had 12 months from the consummation of this offering to consummate the initial business combination. If the Company does not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a business combination eight times (for a total of up to 30 months from the consummation of the Public Offering to complete a business combination). As of the date of this report, the Company has extended five times by an additional three months each time (for a total of up to 27 months from the consummation of the Public Offering to complete a business combination), and so it now has until September 8, 2023 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $0.15 per public share, on or prior to the date of the applicable deadline. The Sponsor has received non-interest bearing, unsecured promissory notes equal to the amount of any such deposits (i.e., $455,400 for each of the first three extensions for each of three extension on April 2022, July 2022 and September 2022, $350,332 for each of extension on January 2023 and March 2023, $116,777 for each of extension on June 2023 and July 2023) that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the Private Units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. If the Company is unable to consummate the Company’s initial business combination by September 8, 2023, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by September 8, 2023 or October 8, 2023 if the Company elect to extend the period of time to consummate a Business Combination. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 30, 2023.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

●	Cash and investment held in trust account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Earnings on these securities is included in dividend income in the accompanying unaudited condensed consolidated statement of operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

●	Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering. The deferred underwriter’s fee of the gross proceeds of the Initial Public Offering will be paid upon the closing of the Business Combination and will be waived if no Business Combination occurs within the deadline.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations. The Company accounts for its Public Warrants as equity and the Private Warrants as liabilities.

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of June 30, 2023 and December 31, 2022, 2,335,547 and 4,600,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of June 30, 2023 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the period ended June 30, 2023 and 2022.

The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable Ordinary shares and non-redeemable Ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Ordinary shares. Any remeasurement of the accretion to the redemption value of the Ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of June 30, 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 4,904,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the Six Months Ended June 30,
	2023	2022
Net loss	$(198,099)	$(473,536)
Accretion of carrying value to redemption value	(1,403,941)	(982,327)
Net loss including accretion of carrying value to redemption value	$(1,602,040)	$(1,455,863)

	For the Three Months Ended June 30,
	2023	2022
Net income (loss)	$117,334	$(164,427)
Accretion of carrying value to redemption value	(425,263)	(974,672)
Net loss including accretion of carrying value to redemption value	$(307,929)	$(1,139,099)

	For the six months ended June 30, 2023		For the six months ended June 30, 2022
	Redeemable ordinary shares	Non- Redeemable ordinary shares	Redeemable ordinary shares	Non-Redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(997,340)	$(604,700)	$(1,106,206)	$(349,657)
Accretion of carrying value to redemption value	1,403,941	-	982,327	-
Allocation of net (loss) income	$406,601	$(604,700)	$(123,879	$(349,657)
Denominators:
Weighted-average shares outstanding	2,398,101	1,454,000	4,600,000	1,454,000
Basic and diluted net loss per share	$0.17	$(0.42)	$(0.03)	$(0.24)

	For the three months ended June 30, 2023		For the three months ended June 30, 2022
	Redeemable ordinary shares	Non- Redeemable ordinary shares	Redeemable ordinary shares	Non-Redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(189,781)	$(118,148)	$(865,520)	$(273,579)
Accretion of carrying value to redemption value	425,263	-	974,672	-
Allocation of net income (loss)	$235,482	$(118,148)	$109,152	$(273,579)
Denominators:
Weighted-average shares outstanding	2,335,547	1,454,000	4,600,000	1,454,000
Basic and diluted net loss per share	$0.10	$(0.08)	$0.02	$(0.19)

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company or the other party has the ability, directly or indirectly, to control the Company or other party or exercise significant influence over the Company or other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

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

Advance from Related Parties

As of June 30, 2023 and December 31, 2022, the Company had a temporary advance from Sponsor for its deferred cost of the Initial Public Offering. The balance is unsecured, interest-free and would either be paid upon consummation of the Company’s initial Business Combination or at the lender’s discretion, converted upon consummation of Business Combination into additional private units at a price of $10.00 per unit. As of June 30, 2023 and December 31, 2022, the balances due to related parties were $1,679,213 and $893,814, respectively.

Administrative Services Agreement

The Company is obligated, commencing from April 1, 2021, to pay the Sponsor a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s business combination or the liquidation of the trust account to public shareholders. For the three months ended June 30, 2023 and 2022, the Company incurred $30,000 and $30,000 in fees for these services, respectively. For the six months ended June 30, 2023 and 2022, the Company incurred $60,000 and $60,000 in fees for these services, respectively.

Related Party Extensions Loan

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

On each of April 8, 2022, July 6, 2022 and September 28, 2022, the Company issued an unsecured promissory note in an amount of $455,400 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until January 8, 2023. On each of January 5, 2023 and March 24, 2023, the Company issued an unsecured promissory note in an amount of $350,332 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until July 8, 2023. On June 13, 2023 and July 13, 2023, the Company issued an unsecured promissory note in an amount of $116,777 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until September 8, 2023. The Note is non-interest bearing and are payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of June 30, 2023 and December 31, 2022, the note payable balances were $2,183,642 and $1,366,200, respectively.

NOTE 6 – SHAREHOLDER’S DEFICIT

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

As of June 30, 2023 and December 31, 2022, 1,454,000 ordinary shares were issued and outstanding excluding 2,335,547 and 4,600,000 shares subject to possible redemption, respectively.

Public Warrants

As of June 30, 2023, and December 31, 2022, 2,335,547 and 4,600,000 public warrants were issued and outstanding, respectively.

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

NOTE 7 – ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at June 30, 2023 and December 31, 2022, 2,335,547 and 4,600,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2023	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$26,265,732	$26,265,732	$-	$-

Liabilities:
Warrant liabilities – Private Warrants	$17,477	$-	$-	$17,477

	December 31, 2022	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$48,982,188	$48,982,188	$-	$-

Liabilities:
Warrant liabilities – Private Warrants	$10,000	$-	$-	$10,000

*	included in cash and investments held in trust account on the Company’s unaudited condensed consolidated balance sheets.

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the unaudited condensed consolidated balance sheets.

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	June 30, 2023	December 31, 2022
Input
Share price	$11.21	$10.62
Risk-free interest rate	4.12%	1.18%
Volatility	0.80%	1%
Exercise price	$11.50	$11.50
Warrant life	5 years	5 years

As of June 30, 2023, the aggregate value of the Private Warrants was $17,477. The change in fair value from December 31, 2022 to June 30, 2023 was approximately $(7,477).

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has been a significant impact as of the date of these financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date.

On July 6, 2023, the Company entered into the Amendment No. 1 to the Agreement and Plan of Merger (the “First Amendment”) with Purchaser, Merger Sub and LEW. Pursuant to the First Amendment, the Parties agreed to, among other things, amend (i) Section 11.3 of the Merger Agreement to provide that the Nasdaq listing condition in Section 11.3(f) cannot be waived by the LEW; and (ii) Sections 12.1 through 12.4 of the Merger Agreement to replace the third-party escrow arrangements relating to the indemnification obligations of LEW pursuant to the Merger Agreement with holdback arrangements.

On July 13, 2023, the Company issued an unsecured promissory note in an amount of $116,777 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until September 8, 2023.

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

The net loss of $198,099 was decreased for the six months ended June 30, 2023 compared with net loss of $473,536 for the six months ended June 30, 2022. The amount decreased mainly due to an increase in interest rates which increased the dividend earned on marketable securities. This increase was partially offset by an increase in operating costs due to business combination expenses incurred.

The net loss of $117,334 was decreased for the three months ended June 30, 2023 compared with net loss of $164,427 for the three months ended June 30, 2022. The amount decreased mainly due to an increase in interest rates which increased the dividend earned on marketable securities. This increase was partially offset by an increase in operating costs due to business combination expenses incurred.

Liquidity and Capital Resources

As of June 30, 2023, we had cash of $65,288. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

We initially had 12 months from the consummation of this offering to consummate the initial business combination. If we do not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, we may extend the period of time to consummate a business combination eight times (for a total of up to 30 months from the consummation of the Public Offering to complete a business combination). As of the date of this report, we have extended seven  times (for a total of up to 29 months from the consummation of the Public Offering to complete a business combination), and so it now has until September 8, 2023 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account the applicable extension fees, on or prior to the date of the applicable deadline, for each extension. The insider, Ace Global Investment Limited, has received non-interest bearing, unsecured promissory notes equal to the amount of any such deposits (i.e., $455,400 for each of the extension on April 2022, July 2022 and September 2022, $350,332 for each of the extension on January 2023 and March 2023, and  $116,777 for each of the extension on June 2023 and July 2023) that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the Private Units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that we receive notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. If we are unable to consummate the Company’s initial business combination by September  8, 2023, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by September 8, 2023 or October 8, 2023 if the Company elect to extend the period of time to consummate a Business Combination. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services to the Company. We began incurring these fees on February 8, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination or the Company’s liquidation.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting estimates. The Company have identified the following significant accounting policies:

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

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible redemption. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible redemption as of June 30, 2023 and December 31, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 4,904,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

Date: August 14, 2023	By:	/s/ Eugene Wong
Eugene Wong
Chief Executive Officer
(Principal executive officer)

Date: August 14, 2023	By:	/s/ Nicholas Xue Wei Tan
Nicholas Xue Wei Tan
Chief Financial Officer
(Principal financial and accounting officer)