Form 10-Q
period 2023-09-30
Ace Global Business Acquisition Ltd
filed 2023-11-14
CIK 1844389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of November 14, 2023, there were 3,431,179 ordinary shares outstanding of the Registrant (assuming all of the units issued in our initial public offering completed on April 8, 2021 were split on such date).

ACE GLOBAL BUSINESS ACQUISITION LIMITED

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

ii

PART I - FINANCIAL INFORMATION

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$58,653	$91,432
Prepaid expenses	60,000	-
Total current assets	118,653	91,432
Cash and investments held in trust account	22,827,616	48,982,188
TOTAL ASSETS	$22,946,269	$49,073,620

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$27,787	$56,349
Note payable – related party	2,516,056	1,366,200
Advances from a related party	2,078,136	893,814
Total current liabilities	4,621,979	2,316,363

Warrant liabilities	12,846	10,000
Deferred underwriting compensation	1,840,000	1,840,000
TOTAL LIABILITIES	6,474,825	4,166,383

Commitments and contingencies	-	-

Ordinary shares, subject to possible redemption, 1,977,179 and 4,600,000 shares (at conversion value of $11.55 and $10.65 per share), respectively	22,827,616	48,982,188

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,454,000 shares issued and outstanding (excluding 1,977,179 and 4,600,000 shares subject to possible redemption, respectively)	1,454	1,454
Accumulated deficit	(6,357,626)	(4,076,385)

Total shareholders’ deficit	(6,356,172)	(4,074,931)
TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$22,946,269	$49,073,620

See accompanying notes to unaudited condensed consolidated financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Formation, general and administrative expenses	$(351,419)	$(193,962)	$(1,128,544)	$(636,101)

Total operating expenses	(351,419)	(193,962)	(1,128,544)	(636,101)

Other income (expense)
Change in fair value of warrant liabilities	4,631	1,310,000	(2,846)	1,210,000
Dividend income	341,313	216,003	927,812	284,600
Interest income	1	3	5	9
Total other income, net	345,945	1,526,006	924,971	1,494,609

(Loss) income before income taxes	(5,474)	1,332,044	(203,573)	858,508

Income taxes	-	-	-	-

NET (LOSS) INCOME	$(5,474)	$1,332,044	$(203,573)	$858,508

Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	2,292,699	4,600,000	2,362,581	4,600,000
Basic and diluted net income per share, ordinary share subject to possible redemption	$0.11	$0.26	$0.28	$0.23

Basic and diluted weighted average shares outstanding, ordinary share attributable to Ace Global Business Acquisition Limited	1,454,000	1,454,000	1,454,000	1,454,000
Basic and diluted net (loss) income per share, ordinary share attributable to Ace Global Business Acquisition Limited	$(0.18)	$(0.13)	$(0.60)	$0.11

See accompanying notes to unaudited condensed consolidated financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Three and Nine months ended September 30, 2023
	Ordinary shares			Total
	No. of shares	Amount	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2023	1,454,000	$1,454	$(4,076,385)	$(4,074,931)

Accretion of carrying value to redemption value	-	-	(978,678)	(978,678)
Net loss	-	-	(315,433)	(315,433)

Balance as of March 31, 2023	1,454,000	$1,454	$(5,370,496)	$(5,369,042)

Accretion of carrying value to redemption value	-	-	(425,263)	(425,263)
Net income	-	-	117,334	117,334

Balance as of June 30, 2023	1,454,000	$1,454	$(5,678,425)	$(5,676,971)

Accretion of carrying value to redemption value	-	-	(673,727)	(673,727)
Net loss	-	-	(5,474)	(5,474)

Balance as of September 30, 2023	1,454,000	$1,454	$(6,357,626)	$(6,356,172)

	Three and Nine months ended September 30, 2022
	Ordinary shares			Total
	No. of shares	Amount	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2022	1,454,000	$1,454	$(3,098,415)	$(3,096,961)

Accretion of carrying value to redemption value	-	-	(7,655)	(7,655)
Net loss	-	-	(309,109)	(309,109)

Balance as of March 31, 2022	1,454,000	$1,454	$(3,415,179)	$(3,413,725)

Accretion of carrying value to redemption value	-	-	(974,672)	(974,672)
Net loss	-	-	(164,427)	(164,427)

Balance as of June 30, 2022	1,454,000	$1,454	(4,554,278)	(4,552,824)

Accretion of carrying value to redemption value	-	-	(671,403)	(671,403)
Net income	-	-	1,332,044	1,332,044

Balance as of September 30, 2022	1,454,000	$1,454	(3,893,637)	(3,892,183)

See accompanying notes to unaudited condensed consolidated financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(203,573)	$858,508
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	2,846	(1,210,000)
Interest income and dividend income earned in cash and investments income held in trust account	(927,813)	(284,600)

Change in operating assets and liabilities:
Prepaid expenses	(60,000)	2,570
Accrued liabilities and other payable	(28,562)	(9,718)
Net cash used in operating activities	(1,217,102)	(643,240)

Cash flows from investing activities
Proceeds of promissory notes deposited in trust account by a founder shareholder	(1,149,856)	(1,366,200)
Withdraw of investments in Trust Account	28,232,240	-
Net cash provided by (used in) investing activities	27,082,384	(1,366,200)

Cash flows from financing activities
Proceeds of promissory notes	1,149,856	1,366,200
Redemption of ordinary shares	(28,232,240)	-
Advances from a related party	1,184,322	643,738
Net cash (used in) provided by financing activities	(25,898,062)	2,009,938

NET CHANGE IN CASH	(32,779)	498

Cash, beginning of period	91,432	122,008

Cash, end of period	$58,653	$122,506

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$(2,077,668)	$(1,653,730)

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

On July 6, 2023, the Company entered into the Amendment No. 1 to the Agreement and Plan of Merger (the “First Amendment”) with PubCo, Merger Sub and LEW. Pursuant to the First Amendment, the Parties agreed to, among other things, amend (i) Section 11.3 of the Merger Agreement to provide that the Nasdaq listing condition in Section 11.3(f) cannot be waived by the Company; and (ii) Sections 12.1 through 12.4 of the Merger Agreement to replace the third-party escrow arrangements relating to the indemnification obligations of the Company pursuant to the Merger Agreement with holdback arrangements.

On September 19, 2023, the Company entered into the Amendment No. 2 to the Merger Agreement (the “Second Amendment”) with PubCo, Merger Sub and LEW. The Second Amendment amended the Merger Agreement to, among other things, reduce the Merger Consideration, as defined in the Merger Agreement, from $150 million to $110 million. As a result of the Second Amendment, as consideration for the transactions contemplated by the Merger Agreement, the PubCo will issue to the LEW a number of ordinary shares valued at $104.5 million, which is $110 million less 5% of the aggregate amount of merger consideration that is subject to holdback arrangements.

On January 5, 2023, the Company filed an amended and restated memorandum and articles of association (the “Charter Amendment”), giving the Company the right to extend the date by which it has to complete a business combination up to a total of five (5) times, as follows: (i) two (2) times for an additional three (3) months each time from January 8, 2023 to July 8, 2023, followed by (ii) three (3) times for an additional one (1) month each time from July 8, 2023 to October 8, 2023. On September 19, 2023 the Company filed an Charter Amendment, giving the Company the right to extend the date by which it has to complete a business combination up to a total of six (6) times for an additional one (1) month each time from October 8, 2023 to April 8, 2024.

On January 5, 2023, 2,264,453 shares were redeemed by certain shareholders at a price of approximately $10.65 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $24,120,397.

On September 19, 2023, 358,368 shares were redeemed by certain shareholders at a price of approximately $10.65 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $4,111,843.

On September 19, 2023, the Company entered into a second amendment (the “Trust Amendment”) to the investment management trust agreement, dated April 5, 2021, and as amended on January 5, 2023, with Continental Stock Transfer & Trust Company. Pursuant to the Trust Amendment, the Company has the right to extend the time to complete a business combination a total of six (6) times for an additional one (1) month each time from October 8, 2023 to April 8, 2024 by depositing into the trust account $0.05 for each one-month extension for each issued and outstanding Company ordinary share issued in the IPO that has not been redeemed.

The Company will have to consummate a Business Combination by January 8, 2024. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to eleven times, five times by an additional three months each time and six times by an additional one month each time (for a total of up to 33 months) to complete a Business Combination. Pursuant to the terms of our memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, both as amended, in order to extend the time available for the Company to consummate a Business Combination, the Company’s sponsor or its affiliate or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account the applicable extension fees, on or prior to the date of the applicable deadline, for each extension. The Company’s sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company are unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of our initial Business Combination or at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit. On each of April 8, 2022, July 6, 2022 and September 28, 2022, the Company issued an unsecured promissory note in an amount of $455,400 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until January 8, 2023. On each of January 5, 2023 and March 24, 2023, the Company issued an unsecured promissory note in an amount of $350,332 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until July 8, 2023. On each of June 13, 2023, July 13, 2023 and August 15, 2023, the Company issued an unsecured promissory note in an amount of $116,777 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until October 8, 2023. On each of September 26, 2023, November 2, 2023 and November 14, 2023, the Company issued an unsecured promissory note in an amount of $98,859 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until January 8, 2024. As of September 30, 2023 and December 31, 2022, the note payable balance was $2,516,056 and $1,366,200, respectively.

Liquidation and going concern

The Company initially had 12 months from the consummation of this offering to consummate the initial business combination. If the Company does not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a business combination eleven times (for a total of up to 36 months from the consummation of the Public Offering to complete a business combination). As of the date of this report, the Company has extended five times by an additional three months each time and six times by an additional one month each time (for a total of up to 33 months from the consummation of the Public Offering to complete a business combination), and so it now has until January 8, 2024 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $0.15 per public share, on or prior to the date of the applicable deadline. The insider, Ace Global Investment Limited, has received non-interest bearing, unsecured promissory notes equal to the amount of any such deposits (i.e., $455,400 for each of the first three extensions for each of three extension on April 2022, July 2022 and September 2022, $350,332 for each of extension on January 2023 and March 2023, $116,777 for each of extension on June 2023, July 2023 and August 2023, $98,859 for each of extension on September 2023, November 2, 2023 and November 14, 2023) that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the Private Units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. If the Company is unable to consummate the Company’s initial business combination by January 8, 2024, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by January 8, 2024 or April 8, 2024 if the Company elect to extend the period of time to consummate a Business Combination. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 30, 2023.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

●	Cash and investment held in trust account

At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Earnings on these securities is included in dividend income in the accompanying unaudited condensed consolidated statement of operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of September 30, 2023 and December 31, 2022, 1,977,179 and 4,600,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of September 30, 2023 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the period ended September 30, 2023 and 2022.

The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable Ordinary shares and non-redeemable Ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Ordinary shares. Any remeasurement of the accretion to the redemption value of the Ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of September 30, 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 4,904,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the Nine Months Ended September 30,
	2023	2022
Net (loss) income	$(203,573)	$858,508
Accretion of carrying value to redemption value	(2,077,668)	(1,653,730)
Net loss including accretion of carrying value to redemption value	$(2,281,241)	$(795,222)

	For the Three Months Ended September 30,
	2023	2022
Net (loss) income	$(5,474)	$1,332,044
Accretion of carrying value to redemption value	(673,727)	(671,403)
Net (loss) income including accretion of carrying value to redemption value	$(679,201)	$660,641

	For the nine months ended September 30, 2023		For the nine months ended September 30, 2022
	Redeemable ordinary shares	Non- Redeemable ordinary shares	Redeemable ordinary shares	Non-Redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(1,415,434)	$(865,807)	$(604,232)	$(190,990)
Accretion of carrying value to redemption value	2,077,668	-	1,653,730	-
Allocation of net income (loss)	$662,234	$(865,807)	$1,049,498	$(190,990)
Denominators:
Weighted-average shares outstanding	2,362,581	1,454,000	4,600,000	1,454,000
Basic and diluted net income (loss) per share	$0.28	$(0.60)	$0.23	$(0.13)

	For the three months ended September 30, 2023		For the three months ended September 30, 2022
	Redeemable ordinary shares	Non- Redeemable ordinary shares	Redeemable ordinary shares	Non-Redeemable ordinary shares
Basic and diluted net (loss) income per share:
Numerators:
Allocation of net (loss) income including carrying value to redemption value	$(418,600)	$(260,601)	$501,974	$158,667
Accretion of carrying value to redemption value	673,727	-	671,403	-
Allocation of net income (loss)	$255,127	$(260,601)	$1,173,377	$158,667
Denominators:
Weighted-average shares outstanding	2,292,699	1,454,000	4,600,000	1,454,000
Basic and diluted net income (loss) per share	$0.11	$(0.18)	$0.26	$0.11

●	Related parties

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

Advance from Related Parties

As of September 30, 2023 and December 31, 2022, the Company had a temporary advance from sponsor for its deferred cost of the Initial Public Offering. The balance is unsecured, interest-free and would either be paid upon consummation of the Company initial Business Combination or at the lender’s discretion, converted upon consummation of Business Combination into additional private units at a price of $10.00 per unit. As of September 30, 2023 and December 31, 2022, the balances due to related parties were $2,078,136 and $893,814, respectively.

Administrative Services Agreement

The Company is obligated, commencing from April 1, 2021, to pay Ace Global Investment Limited a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s business combination or the liquidation of the trust account to public shareholders. For the three months ended September 30, 2023 and 2022, the Company incurred $30,000 and $30,000 in fees for these services, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred $90,000 and $90,000 in fees for these services, respectively.

Related Party Extensions Loan

The Company will have to consummate a Business Combination by January 8, 2024. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to eleven times, five times by an additional three months each time and six times by an additional one month each time (for a total of up to 36 months) to complete a Business Combination. Pursuant to the terms of our memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, both as amended, in order to extend the time available for the Company to consummate a Business Combination, the Company’s sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account the applicable extension fees, on or prior to the date of the applicable deadline, for each extension. The Company’s sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company are unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of our initial Business Combination or at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit.

On each of April 8, 2022, July 6, 2022 and September 28, 2022, the Company issued an unsecured promissory note in an amount of $455,400 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until January 8, 2023. On each of January 5, 2023 and March 24, 2023, the Company issued an unsecured promissory note in an amount of $350,332 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until July 8, 2023. On June 13, 2023, July 13, 2023 and August 15, 2023, the Company issued an unsecured promissory note in an amount of $116,777 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until October 8, 2023. On each of September 26, 2023, November 2, 2023 and November 14, 2023, the Company issued an unsecured promissory note in an amount of $98,859 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until January 8, 2024. The Note is non-interest bearing and are payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of September 30, 2023 and December 31, 2022, the note payable balance was $2,516,056 and $1,366,200, respectively.

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

As of September 30, 2023 and December 31, 2022, 1,454,000 ordinary shares were issued and outstanding excluding 1,977,179 and 4,600,000 shares subject to possible redemption.

Public Warrants

As of September 30, 2023, and December 31, 2022, 4,600,000 public warrants were issued and outstanding, respectively.

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

NOTE 7 – ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at September 30, 2023 and December 31, 2022, 1,977,179 and 4,600,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2023	2022
Total ordinary shares issued	6,054,000	6,054,000
Share issued classified as equity	(1,454,000)	(1,454,000)
Share redemption	(2,622,821)	-
Ordinary shares, subject to redemption	1,977,179	4,600,000

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2023	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$22,827,616	$22,827,616	$-	$-

Liabilities:
Warrant liabilities – Private Warrants	$12,846	$-	$-	$12,846

	December 31, 2022	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$48,982,188	$48,982,188	$-	$-

Liabilities:
Warrant liabilities – Private Warrants	$10,000	$-	$-	$10,000

*	included in cash and investments held in trust account on the Company’s unaudited condensed consolidated balance sheets.

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	September 30, 2023	December 31, 2022
Input
Share price	$11.67	$10.62
Risk-free interest rate	4.60%	1.18%
Volatility	1%	1%
Exercise price	$11.50	$11.50
Warrant life	5 years	5 years

As of September 30, 2023, the aggregate value of the Private Warrants was $12,846. The change in fair value from December 31, 2022 to September 30, 2023 was approximately $(2,846).

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

On November 2, 2023, the Company issued an unsecured promissory note in an amount of $98,859 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until December 8, 2023.

On November 14, 2023, the Company issued an unsecured promissory note in an amount of $98,859 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until January 8, 2024.

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

The net loss of $203,573 was decreased for the nine months ended September 30, 2023 compared with net income of $858,508 for the nine months ended September 30, 2022. The amount decreased mainly due to decrease in change in fair value of warrant liabilities.

The net loss of $5,474 was decreased for the three months ended September 30, 2023 compared with net income of $1,332,044 for the three months ended September 30, 2022. The amount decreased mainly due to an decrease in change in fair value of warrant liabilities.

Liquidity and Capital Resources

As of September 30, 2023, we had cash of $58,653. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

We initially had 12 months from the consummation of this offering to consummate the initial business combination. If we do not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, we may extend the period of time to consummate a business combination fourteen times (for a total of up to 36 months from the consummation of the Public Offering to complete a business combination). As of the date of this report, we have extended five times by an additional three months each time and six times by an additional one month each time (for a total of up to 33 months from the consummation of the Public Offering to complete a business combination), and so it now has until January 8, 2024 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account the applicable extension fees, on or prior to the date of the applicable deadline, for each extension. The insider, Ace Global Investment Limited, has received non-interest bearing, unsecured promissory notes equal to the amount of any such deposits (i.e., $455,400 for each of the extension on April 2022, July 2022 and September 2022, $350,332 for each of the extension on January 2023 and March 2023, and  $116,777 for each of the extension on June 2023, July 2023 and August 2023, and $98,859 for each of the extension on September 2023, November 2, 2023 and November 14, 2023 ) that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the Private Units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that we receive notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. If we are unable to consummate the Company’s initial business combination by January 8, 2024, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by January 8, 2024 or April 8, 2024 if the Company elect to extend the period of time to consummate a Business Combination. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting estimates. The Company has identified the following significant accounting policies:

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

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible redemption. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible redemption as of September 30, 2023 and December 31, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 4,904,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACE GLOBAL BUSINESS ACQUISITION LIMITED

Date: November 14, 2023	By:	/s/ Eugene Wong
Eugene Wong
Chief Executive Officer
(Principal executive officer)

Date: November 14, 2023	By:	/s/ Nicholas Xue Wei Tan
Nicholas Xue Wei Tan
Chief Financial Officer
(Principal financial and accounting officer)