Form 10-K
period 2023-12-31
Ace Global Business Acquisition Ltd
filed 2024-03-27
CIK 1844389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

As of December 31, 2023, the aggregate market value of the Registrant’s ordinary shares held by non-affiliate of the Registrant was $23,390,028.

As of March 8, 2024, the number of shares issued and outstanding of the Registrant’s ordinary shares was 3,431,179.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

Annual Report on Form 10-K for the Year Ended December 31, 2023

i

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

Initial Business Combination

On December 23, 2022, we entered into a Business Combination Agreement with LE Worldwide Limited, a British Virgin Islands business company (“LEW”), dated as of December 23, 2022, as amended on July 6, 2023 and on September 19, 2023 (collectively, the “Merger Agreement”), which provides for, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, the proposed Business Combination between us and LEW (the transaction being referred to herein as the “Business Combination”).

Other than as specifically discussed, this Report does not give effect to the Business Combination.

Merger Agreement

Subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement (including, but not limited to, the approval and adoption of the Merger Agreement by our shareholders), the Business Combination is to be effected in two steps: (i), we will merge with and into ACBA Merger Sub I Limited, a British Virgin Islands business company and wholly owned subsidiary of Ace (such company before the Reincorporation Merger is sometimes referred to as the “Purchaser” and upon and following the Reincorporation Merger is hereinafter sometimes referred to as “PubCo”), with PubCo remaining as the surviving publicly traded entity (the “Reincorporation Merger”); (ii) immediately after the consummation of the Reincorporation Merger, ACBA Merger Sub II Limited, (“Merger Sub”), a British Virgin Islands business company and wholly owned subsidiary of PubCo, will be merged with and into LEW, resulting in LEW becoming the surviving entity and wholly owned subsidiary of PubCo (the “Acquisition Merger”). On March 2, 2023, the Purchaser and Merger Sub each executed a joinder agreement to the Merger Agreement along with us and LEW, making the Purchaser and Merger Sub parties to the Merger Agreement. As more thoroughly described below, the aggregate consideration for the Acquisition Merger is $110,000,000, payable in the form of 11,000,000 newly issued ordinary shares of PubCo (“PubCo Ordinary Shares”) valued for purposes of calculating the merger consideration at $10.00 per share.

With respect to the 11,000,000 PubCo Ordinary Shares to be received by LEW shareholders upon the closing of the Business Combination, 550,000 PubCo Ordinary Shares are to be issued and held by PubCo for a period of time after closing in order to satisfy any indemnification obligations incurred under the Merger Agreement, and the remaining 10,450,000 PubCo Ordinary Shares shall be delivered at the closing.

Lock-Up Agreements

In connection with the transactions, LEW will use its commercially reasonable efforts to cause shareholders of LEW who will own more than 15% of the issued and outstanding PubCo Ordinary Shares (an aggregate of 7,241,179 PubCo Ordinary Shares) as of immediately after the Acquisition Merger becoming effective to enter into lock-up agreements. The lock-up agreements provide that these LEW shareholders will not, for at least six (6) months (and in certain cases, up to twelve (12) months) from the closing of the Business Combination and subject to certain exceptions, offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of the ordinary shares issued in connection with the Acquisition Merger, enter into a transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of such shares, whether any of these transactions are to be settled by delivery of any such shares, in cash, or otherwise. Such lock-up provisions will not apply to the transfer by gift or court order, or transfers to permitted transferees such as immediate family members or affiliates, provided that any such transferee will be also subject to the lock-up agreement.

Employment Agreements

At the closing of the Business Combination, PubCo will enter into employment agreements with certain key executives of LEW (the “Employment Agreements”) which will contain the terms and conditions governing the employment of such individuals.

PIPE Investment Subscription Agreement and/or Forward Agreement

PubCo intends and uses commercially reasonable efforts to enter into subscription agreements with various investors for the private placement of PubCo Ordinary Shares (the “Private Placement”), which will close shortly before the closing of the Business Combination. It is estimated that approximately 2,000,000 shares (“PIPE Shares”) will be offered in the Private Placement, resulting in gross proceeds of approximately $20 million, though the amount of PIPE Shares offered, and net proceeds could end up varying significantly. The purpose of this Private Placement is to fund the Business Combination and related transactions and for general corporate purposes of the surviving entity. None of Ace’s Sponsor, directors, officers or any of their affiliates will participate in the PIPE investment.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until April 8, 2024 in order to be able to receive a pro rata share of the trust account.

Our sponsor and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination. As a result, if we sought shareholder approval of a proposed transaction we only need an excess of 7.62% of our issued and outstanding ordinary shares owned by our public shareholders to be voted in favor of the transaction in order to have such transaction approved (assuming the over-allotment option is not exercised and the initial shareholders do not purchase any units in this offering or units or shares in the after-market).

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

Ability to Extend Time to Complete Business Combination

Pursuant to the terms of our current amended and restated memorandum and articles of association and the second amended investment management trust agreement entered into between us and Continental Stock Transfer & Trust Company, LLC, we may extend the time to complete a business combination a total of six (6) times for an additional one (1) month each time from October 8, 2023 to April 8, 2024 by depositing into the trust account $0.05 for each one-month extension for each issued and outstanding ordinary share issued in the IPO that has not been redeemed. On September 26, 2023, November 2, 2023, November 14, 2023, January 2, 2024, January 26, 2024 and February 22, 2024, the Company issued unsecured promissory notes in the aggregate principal amount of $98,859 to the Sponsor, pursuant to which such amount had been deposited into the Company’s trust account in order to extend the amount of available time to complete a business combination until April 8, 2024. If we are unable to consummate the Business Combination and are unable to complete an alternative initial business combination within such time period, we will, as promptly as possible, but not more than ten (10) business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors that may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, our warrants will expire and will be worthless.

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

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination by April 8, 2024, it will trigger our automatic winding up, liquidation and subsequent dissolution pursuant to the terms of our amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. We will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, our warrants will expire and will be worthless.

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

Each of our sponsor and our officers and directors have agreed to waive its rights to participate in any liquidation of our trust account or other assets with respect to the insider shares and private units and to vote their insider shares, private shares in favor of any liquidation and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our warrants, which will expire worthless.

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

Ace Global Investment Limited, our sponsor, has agreed that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of the IPO not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that it will be able to satisfy those obligations if it is required to do so. Accordingly, the actual per-share distribution could be less than $11.80 due to claims of creditors. Additionally, if we are deemed insolvent for the purposes of the Insolvency Act, or we are required to immediately enter insolvent liquidation, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our insolvent estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $11.80 per share.

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

PubCo may issue such number of shares as may be approved by its shareholders and authorized by its directors, in accordance with the terms of PubCo’s certificate of incorporation (the “Certificate of Incorporation”). In connection with the transactions, LEW will use its commercially reasonable efforts to cause shareholders of LEW who will own more than 15% of the issued and outstanding PubCo Ordinary Shares (an aggregate of 7,241,179 PubCo Ordinary Shares) as of immediately after the Acquisition Merger becoming effective to enter into lock-up agreements. In addition, 1,150,000 shares of PubCo Ordinary Shares held by our initial shareholders that are currently in an escrow account will be released and available for sale as early as six months from the date of the Business Combination, provided that 50% of such shares will be released on the date on which the closing price of the shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination. The availability of such a significant number of securities for trading in the public market, after the expiration of these restricted periods, may have an adverse effect on the market price of PubCo Common Stock.

If we seek shareholder approval of a business combination, such as in connection with the Business Combination, after approval of our board, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

As of March 8, 2024, our initial shareholders collectively own and are entitled to vote 1,454,000 Ordinary Shares, or approximately 42.38% of the Ordinary Shares. They have agreed to vote their shares in favor of our initial Business Combination. Accordingly, after approval of our board, the agreement by our initial shareholders to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by April 8, 2024. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $11.80 per share, and the Company warrants will expire worthless.

We must complete our initial business combination by April 8, 2024. We may not be able to find a suitable target business and complete our initial business combination by such date. If we have not completed our initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. Furthermore, holders of warrants will not receive any of the funds in our trust account with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants, which will expire worthless as result of the Company’s failure to consummate a business combination.

If third parties bring claims against the Company, the proceeds held in trust could be reduced and the per-share liquidation price received by the Company’s shareholders may be less than $11.80 per share.

The Company’s placing of funds in trust may not protect such funds from third party claims against the Company. Although the Company has received executed agreements waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of the Company’s public shareholders from many of the vendors, service providers (other than its independent accountants) and prospective target businesses with which it does business, such vendors, service providers and prospective target businesses may still seek recourse against the trust account. Additionally, a court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims that could take priority over those of the Company’s public shareholders. If the Company liquidates the trust account before the completion of a business combination and distributes the proceeds held therein to its public shareholders, Ace Global Investment Limited (the “Sponsor”) has contractually agreed to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if such a vendor or prospective target business does not execute or has not executed such a waiver of such claims. However, there can be no assurance from the Company or the Sponsor that they will be able to meet such obligation. Therefore, the per-share distribution from the trust account for our shareholders may be less than $11.80 per share due to any such claims.

Additionally, if the Company is deemed insolvent for the purposes of the Insolvency Act, 2003 of the British Virgin Islands, as amended, (the “Insolvency Act”) or we are required to immediately enter insolvent liquidation, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in the Company’s insolvent estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account, the Company may not be able to return $11.80 per share to our public shareholders.

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

We have identified general criteria and guidelines for evaluating prospective target businesses that we have used in evaluating business combination opportunities, including LEW. In the event that the Business Combination is not consummated, we may decide to enter into an alternative business combination with a target business that does not meet these criteria and guidelines. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.80 per share on the liquidation of our trust account and our warrants will expire worthless.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

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

Holders of Record

As at March 8, 2024, there were 3,431,179 of our ordinary shares issued and outstanding held by seven shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

For the year ended December 31, 2023, we had a net loss of $227,215, which was comprised of operating costs of $1,462,823 offset by change in the fair value of the warrant liability of $2,324 and dividend earned on the marketable securities held in Trust Account of $1,233,001 and interest income of $283. The dividend income has increased compare with 2022 mainly due to interest rate increase throughout the year. The operating costs has increased compare with 2022 mainly due to incurred business combination expenses during the year.

For the year ended December 31, 2022, we had a net income of $1,084,218, which was comprised of change in the fair value of the warrant liability of $1,230,000 and dividend earned on the marketable securities held in Trust Account of $693,058 and interest income of $12, offset by operating costs of $838,852.

Liquidity and Capital Resources

As of December 31, 2023, we had cash of $68,541. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

We initially had 12 months from the consummation of this offering to consummate the initial business combination. If we does not complete a business combination within 12 months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, we may extend the period of time to consummate a business combination fourteen times (for a total of up to 36 months from the consummation of the Initial Public Offering to complete a business combination). As of the date of this report, we have extended up to fourteen times, five times by an additional three months each time and nine times by an additional one month each time (for a total of up to 36 months from the consummation of the Initial Public Offering to complete a business combination), and so it now has until April 8, 2024 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the second amended investment management trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $0.05 per public share, on or prior to the date of the applicable deadline. The insider, Ace Global Investment Limited, has received non-interest bearing, unsecured promissory notes equal to the amount of any such deposits (i.e., $455,400 for each of the three extensions on March 28 2022, July 6, 2022 and September 28, 2022, $350,332 for each of the two extensions on January 5, 2023 and March 24, 2023, $116,777 for each of the three extensions on June 13, 2023, July 13, 2023 and August 15, 2023 and $98,859 for each of the six extensions on September 26, 2023, November 2, 2023, November 14, 2023, January 2, 2024, January 26, 2024 and February 22, 2024) that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the Private Units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that we receive notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. If we are unable to consummate the Company’s initial business combination by April 8, 2024, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public warrants will expire and will be worthless.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Registration Rights

The holders of the Founder Shares, the Private Placement Warrants (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Warrants and warrants issued in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company is committed to pay the Deferred Discount of 4% of the gross offering proceeds, in the amount of $1,840,000 of the Initial Public Offering, to the underwriter upon the Company’s consummation of the Business Combination. The underwriter is not entitled to any interest accrued on the Deferred Discount, and has waived its right to receive the Deferred Discount if the Company does not close a Business Combination.

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

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible redemption. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible redemption at December 31, 2023 and 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 4,904,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the year ended December 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in deposited in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2023 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Eugene Wong	37	Chief Executive Officer, Director and Chairman
Nicholas Xue-Wei Tan	35	Chief Financial Officer
Robert Morris	36	Independent Director
Yan Xu	42	Independent Director
Leslie Chow	41	Independent Director

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

Yan Xu. Ms. Xu has served as an independent director since our inception. Ms. Xu has over 10 years of experience working in the Chinese gaming market and in a variety of industries in the Japanese market. She has also worked closely with top executives in PRC companies. Ms. Xu has been an independent director for Inception Growth Acquisition Limited since March 2023. Since February 2014, Ms. Xu has served as the head of the Japanese division for Whiz Partners Asia Ltd where she worked closely with Japanese companies to help identify potential Chinese partners to expand their business operations. She has also been the vice president of the China Hero Fund project, one of the first funds created to support game developers in China since 2016. Prior to this role, she worked as the assistant to the chief executive officer for Blue Ridge China, where she was responsible for post-investment tracking. Between 2008 to 2011, she worked at SinoCom Software Group Ltd. as secretary to the third division and team leader of the translation department. Ms. Xu also spent 3 years working at Neusoft Group Co. Ltd as secretary of the business software division and team leader of the translation department. She graduated from Dalian University of Foreign Studies with a Bachelors in Japanese in July 2003, and from Jilin University with a minor in law in July 2005.

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

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	The Sponsor and the Company’s directors and officers have waived their rights to redeem their Ordinary Shares (including shares underlying the Units), or to receive distributions with respect to these shares upon the liquidation of the Trust Account if Ace is unable to consummate a business combination. Accordingly, the Ordinary Shares, as well as the Units purchased by the Sponsor and the Company’s officers and directors, will be worthless if the Company does not consummate a business combination.

●	If the proposed Business Combination is not completed by April 8, 2024, the Company will be required to liquidate. In such event, the 1,150,000 Ordinary Shares held by the initial shareholders, which were acquired prior to the IPO for an aggregate purchase price of $25,000, will be worthless. Such shares had an aggregate market value of approximately $14,030,000 based on the closing price of the Ordinary Shares of $12.20 on Nasdaq as of March 8, 2024;

●	If the proposed Business Combination is not completed by April 8, 2024, the 304,000 Private Units purchased by the Sponsor for a total purchase price of $3,040,000, will be worthless. Such Private Units had an aggregate market value of approximately $3,635,840 based on the closing price of the Units of $11.96 on Nasdaq as of March 8, 2024;

●	On March 28, 2022, July 6, 2022, September 28, 2022, January 5, 2023, March 24, 2023, June 13, 2023, July 13, 2023, August 15, 2023, September 26, 2023, November 2, 2023, November 14, 2023, January 2, 2024, January 26, 2024 and February 22, 2024, Ace issued unsecured promissory notes in the aggregate principal amount of $455,400, $455,400, $455,400, $350,332, $350,332, $116,777, $116,777, $116,777, $98,859, $98,859, $98,859, $98,859, $98,859 and $98,859 (the “Notes”), respectively, to the Sponsor in exchange for the Sponsor depositing such amounts into Ace’s trust account in order to extend the amount of time it has available to complete a business combination. The Notes do not bear interest and mature upon the closing of a business combination by Ace. In addition, the Notes may be converted by the holder into the Units at a price of $10.00 per unit by providing Ace with written notice of its intention to convert the Notes at least one business day prior to the closing of the Business Combination. If the proposed Business Combination is not completed by April 8, 2024, the Notes shall be deemed to be terminated and no amounts will thereafter be due, or if the Notes have been converted, the Units will be worthless. Such Units would have had an aggregate market value of approximately $3,600,379 based on the closing price of the Units of $11.96 on Nasdaq as of March 8, 2024;

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	The insider shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the Trust Account with respect to any of their insider shares if we do not complete a business combination. Furthermore, our initial shareholders have agreed that the private units will not be sold or transferred by them until after we have completed our initial business combination. In addition, our officers and directors may loan funds to us after the IPO and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

Under British Virgin Islands law, directors owe the following fiduciary duties:

●	duty to act in good faith in what the director believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not properly fetter the exercise of future discretion;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

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

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors.

Name of Individual	Name of Affiliated Company	Affiliation	Priority/Preference relative to Ace Global Business Acquisition Limited
Eugene Wong	Norwich Capital Limited Whiz Partners Asia Ltd.	Managing Director Managing Director & Partner	Norwich Capital Limited Whiz Partners Asia Ltd.
Nicholas Xue-Wei Tan	East Ocean Capital	Partner	East Ocean Capital
Robert Morris	Oasis Management	Portfolio Manager	Oasis Management
Yan Xu	Whiz Partners Asia Ltd. Inception Growth Acquisition Limited	Vice President Independent Director	Whiz Partners Asia Ltd. Inception Growth Acquisition Limited
Leslie Chow	Phase Scientific International Limited	Chief Financial Officer	Phase Scientific International Limited

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

Clawback Policy

On November 29, 2023, our board of directors adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any the Company’s current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act and Nasdaq rules) (the “Covered Executives”) during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws. The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. A copy of the Clawback Policy is exhibited hereto as Exhibit 97.1.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 8, 2024 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 8, 2024, we had 3,431,179 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Ordinary Shares	Approximate Percentage of Outstanding Ordinary Shares
5% Or Greater Holder
Ace Global Investment Limited(1)	1,369,000	39.90%
Fir Tree Capital Management LP(2)	207,920	6.06%
Polar Multi-Strategy Master Fund(3)	378,900	11.04%
Harraden Circle Investors, LP / Harraden Circle Investors GP, LP / Harraden Circle Investors GP, LLC / Harraden Circle Investments, LLC / Frederick V. Fortmiller, Jr.(4)	270,214	7.88%
Executive Officers and Directors
Eugene Wong	20,000	*
Nicholas Xue-Wei Tan	20,000	*
Robert Morris	15,000	*
Yan Xu	15,000	*
Leslie Chow	15,000	*
All directors and executive officers as a group (5 individuals)(5)	85,000	2.48%

*	Less than 1%.

(1)	The principal business office of Ace Global Investment Limited (the “Sponsor”) is located at Rm. 806, 8/F, Tower 2, Lippo Centre, No. 89 Queensway, Admiralty, Hong Kong. The 1,369,000 ordinary shares (consisting of 1,065,000 ordinary shares and 304,000 ordinary shares included as part of the private units) held by the Sponsor may be deemed to be indirectly beneficially owned by Ms. Chan Yuen Wah.

(2)	Based on a Schedule 13G filed on February 14, 2024 by the reporting person. The address for the reporting person is 500 5th Avenue, 9th Floor, New York, New York 10110.

(3)	Based on a Schedule 13G filed on October 10, 2023 by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company who holds the securities. The address for the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(4)	Based on a Schedule 13G filed on January 31, 2024 by Harraden Circle Investors, LP (“Harraden Fund”), Harraden Circle Investors GP, LP (“Harraden GP”), Harraden Circle Investors GP, LLC (“Harraden LLC”), Harraden Circle Investments, LLC (“Harraden Adviser”) and Frederick V. Fortmiller, Jr. (“Mr. Fortmiller”). The securities reported herein are directly beneficially owned by Harraden Fund. Harraden GP is the general partner to Harraden Fund, and Harraden LLC is the general partner of Harraden GP. Harraden Adviser serves as investment manager to Harraden Fund and other high net worth individuals. Mr. Fortmiller is the managing member of each of Harraden LLC and Harraden Adviser. In such capacities, each of Harraden GP, Harraden LLC, Harraden Adviser and Mr. Fortmiller may be deemed to indirectly beneficially own the securities reported herein directly beneficially owned by Harraden Fund. The address for the reporting persons is 299 Park Avenue, 21st Floor, New York, NY 10171.

(5)	Unless otherwise indicated, the business address of each of the individuals is c/o Ace Global Business Acquisition Limited, Rm. 806, 8/F, Tower 2, Lippo Centre, No. 89 Queensway, Admiralty, Hong Kong.

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

In order to meet our working capital needs, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans will not be repaid.

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

The   Sponsor has paid the expenses incurred by the Company an aggregate of $2,226,906 on a non-interest bearing basis as of December 31, 2023. As of December 31, 2023 and 2022, the Company owed a balance of $2,226,906 and $893,814, respectively, to our Sponsor.

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

The aggregate fees billed by Adeptus for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled approximately $51,000 and $35,000, respectively. The aggregate fees billed by Friedman and Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled approximately 76,639 and $66,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Adeptus, Friedman or Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2023 and 2022.

Tax Fees. We did not pay Adeptus, Friedman or Marcum for tax planning and tax advice for the years ended December 31, 2023 and 2022.

All Other Fees. We did not pay Adeptus, Friedman or Marcum for other services for the years ended December 31, 2023 and 2022.

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

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b) Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated April 5, 2021, by and between the Registrant and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 of the Form 8-K filed with the Securities & Exchange Commission on April 9, 2021)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities & Exchange Commission on September 21, 2023)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 12, 2021)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2021)

4.5	Warrant Agreement, dated April 5, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities & Exchange Commission on April 9, 2021)

4.8	Description of Securities

10.1	Letter Agreements, dated April 5, 2021, by and between the Registrant and each of the initial stockholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities & Exchange Commission on April 9, 2021)

10.2	Investment Management Trust Agreement, dated April 5, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities & Exchange Commission on April 9, 2021)

10.3	Amendment No. 1 to the Investment Management Trust Agreement, dated as of January 5, 2023, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities & Exchange Commission on January 9, 2023)

10.4	Amendment No. 2 to the Investment Management Trust Agreement, dated as of September 19, 2023, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities & Exchange Commission on September 21, 2023)

10.5	Stock Escrow Agreement, dated April 5, 2021, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities & Exchange Commission on April 9, 2021)

10.6	Registration Rights Agreement, dated April 5, 2021, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities & Exchange Commission on April 9, 2021)

10.7	Subscription Agreement, dated April 5, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 of the Form 8-K filed with the Securities & Exchange Commission on April 9, 2021)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 12, 2021)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

97.1	Clawback Policy*

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 12, 2021)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 12, 2021)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 12, 2021)

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

Dated: March 27, 2024	By:	/s/ Eugene Wong
	Name:	Eugene Wong
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Eugene Wong	Chief Executive Officer	March 27, 2024
Eugene Wong	(Principal executive officer) and Director

/s/ Nicholas Xue Wei Tan	Chief Financial Officer	March 27, 2024
Nicholas Xue Wei Tan	(Principal financial and accounting officer)

/s/ Robert Morris	Independent Director	March 27, 2024
Robert Morris

/s/ Yan Xu	Independent Director	March 27, 2024
Yan Xu

/s/ Leslie Chow	Independent Director	March 27, 2024
Leslie Chow

ACE GLOBAL BUSINESS ACQUISITION LIMITED

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of ACE Global Business Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ACE Global Business Acquisition Limited (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB: 3686
Ocean, New Jersey
March 27, 2024

ACE GLOBAL BUSINESS ACQUISITION LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$68,541	$91,432
Total current assets	68,541	91,432
Cash and investments held in trust account	23,330,523	48,982,188

TOTAL ASSETS	$23,399,064	$49,073,620

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$162,906	$56,349
Note payable – related party	2,713,774	1,366,200
Advances from a related party	2,226,906	893,814
Total current liabilities	5,103,586	2,316,363

Warrant liabilities	7,676	10,000
Deferred underwriting compensation	1,840,000	1,840,000

TOTAL LIABILITIES	6,951,262	4,166,363

Commitments and contingencies	-	-

Ordinary shares, subject to possible redemption, 1,977,179 and 4,600,000 shares (at conversion value of $11.80 and $10.65 per share), respectively	23,330,523	48,982,188

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,454,000 shares issued and outstanding (excluding 1,977,179 and 4,600,000 shares subject to possible redemption, respectively)	1,454	1,454
Accumulated deficit	(6,884,175)	(4,076,385)

Total shareholders’ deficit	(6,882,721)	(4,074,931)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$23,399,064	$49,073,620

See accompanying notes to consolidated financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2023	Year ended December 31, 2022

Formation, general and administrative expenses	$(1,462,823)	$(838,852)

Total operating expenses	(1,462,823)	(838,852)

Other income:
Change in fair value of warrant liabilities	2,324	1,230,000
Dividend income	1,233,001	693,058
Interest income	283	12
Total other income, net	1,235,608	1,923,070

(Loss) income before income taxes	(227,215)	1,084,218

Income taxes	-	-

NET (LOSS) INCOME	$(227,215)	$1,084,218

Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	2,265,438	4,600,000
Basic and diluted net income per share, ordinary share subject to possible redemption	$0.30	$0.22
Basic and diluted weighted average shares outstanding, ordinary share not subject to possible redemption	1,454,000	1,454,000
Basic and diluted net loss per share, ordinary share attributable not subject to possible redemption	$(0.62)	$(0.16)

See accompanying notes to consolidated financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the year ended December 31, 2023
	Ordinary shares			Total
	No. of shares	Amount	Accumulated deficit	shareholders’ deficit
Balance as of January 1, 2023	1,454,000	$1,454	$(4,076,385)	$(4,074,931)

Accretion of carrying value to redemption value	-	-	(2,580,575)	(2,580,575)
Net loss	-	-	(227,215)	(227,215)
Balance as of December 31, 2023	1,454,000	$1,454	$(6,884,175)	$(6,882,721)

	For the year ended December 31, 2022
	Ordinary shares			Total
	No. of shares	Amount	Accumulated deficit	shareholder’ deficit
Balance as of January 1, 2022	1,454,000	$1,454	$(3,098,415)	$(3,096,961)

Accretion of carrying value to redemption value	-	-	(2,062,188)	(2,062,188)
Net loss	-	-	1,084,218	1,084,218
Balance as of December 31, 2022	1,454,000	$1,454	$(4,076,385)	$(4,074,931)

See accompanying notes to consolidated financial statements.

ACE GLOBAL BUSINESS ACQUISITION LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2023	Year ended December 31, 2022
Cash flows from operating activities:
Net (loss) income	$(227,215)	$1,084,218
Adjustments to reconcile net (loss) income to net cash used in operating activities
Change in fair value of warrant liabilities	(2,324)	(1,230,000)
Interest income and dividend income earned in cash and investments income held in trust account	(1,233,001)	(693,058)

Change in operating assets and liabilities:
Prepaid expenses	-	62,484
Accrued liabilities and other payable	106,557	37,833
Net cash used in operating activities	(1,355,983)	(738,523)
Cash flows from investing activities:
Proceeds of promissory notes deposited in trust account by a founder shareholder	(1,347,574)	(1,366,200)
Withdraw of investments in Trust Account	28,232,240	-

Net cash provided by (used in) investing activities	26,884,666	(1,366,200)

Cash flows from financing activities:
Proceeds of promissory notes	1,347,574	1,366,200
Redemption of ordinary shares	(28,232,240)	-
Advances from a related party	1,333,092	707,947
Net cash (used in) provided by financing activities	(25,551,574)	2,074,147

NET CHANGE IN CASH	(22,891)	(30,576)

CASH, BEGINNING OF YEAR	91,432	122,008

CASH, END OF YEAR	$68,541	$91,432

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$(2,580,575)	$(2,062,188)

See accompanying notes to consolidated financial statements.

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

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per Public Share, subject to an increase of up to an additional $0.15 per Public Share in the event that the Ace Global Investment Limited (“the Sponsor”), elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 9). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity.

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

On September 19, 2023, the Company entered into the Amendment No. 2 to the Merger Agreement (the “Second Amendment”) with PubCo, Merger Sub and LEW. The Second Amendment amended the Merger Agreement to, among other things, reduce the Merger Consideration, as defined in the Merger Agreement, from $150 million to $110 million. As a result of the Second Amendment, as consideration for the transactions contemplated by the Merger Agreement, PubCo will issue to LEW a number of ordinary shares valued at $104.5 million, which is $110 million less 5% of the aggregate amount of merger consideration that is subject to holdback arrangements.

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

On September 19, 2023, the Company entered into a second amendment (the “Trust Amendment”) to the investment management trust agreement, dated April 5, 2021, and as amended on January 5, 2023, with Continental Stock Transfer & Trust Company on September 19, 2023. Pursuant to the Trust Amendment, the Company has the right to extend the time to complete a business combination a total of six (6) times for an additional one (1) month each time from October 8, 2023 to April 8, 2024 by depositing into the trust account $0.05 for each one-month extension for each issued and outstanding Company ordinary share issued in the IPO that has not been redeemed.

The Company will have to consummate a Business Combination by April 8, 2022. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to fourteen times, five times by an additional three months each time and nine times by an additional one month each time (for a total of up to 36 months) to complete a Business Combination. Pursuant to the terms of our memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, both as amended, in order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account the applicable extension fees, on or prior to the date of the applicable deadline, for each extension. The Sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company are unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of our initial Business Combination or at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit. On each of April 8, 2022, July 6, 2022 and September 28, 2022, the Company issued an unsecured promissory note in an amount of $455,400 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until January 8, 2023. On each of January 5, 2023 and March 24, 2023, the Company issued an unsecured promissory note in an amount of $350,332 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until July 8, 2023. On each of June 13, 2023, July 13, 2023 and August 15, 2023, the Company issued an unsecured promissory note in an amount of $116,777 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until October 8, 2023. On each of September 26, 2023, November 2, 2023, November 14, 2023, January 2, 2024, January 26, 2024 and February 22, 2024, the Company issued an unsecured promissory note in an amount of $98,859 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until April 8, 2024. As of December 31, 2023 and 2022, the note payable balance was $2,713,774 and $1,366,200, respectively.

Liquidation and going concern

The Company initially had 12 months from the consummation of the Initial Public Offering to consummate the initial business combination. If the Company does not complete a business combination within 12 months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a business combination fourteen times (for a total of up to 36 months from the consummation of the Initial Public Offering to complete a business combination). As of the date of this report, the Company has extended five times by an additional three months each time and nine times by an additional one month each time (for a total of up to 36 months from the consummation of the Initial Public Offering to complete a business combination), and so it now has until April 8, 2024 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $0.15 per public share, on or prior to the date of the applicable deadline. The insider, Ace Global Investment Limited, has received non-interest bearing, unsecured promissory notes equal to the amount of any such deposits (i.e., $455,400 for each of the first three extensions for each of three extension on April 2022, July 2022 and September 2022, $350,332 for each of extension on January 2023 and March 2023, $116,777 for each of extension on June 2023, July 2023 and August 2023, $98,859 for each of extension on September 2023, November 2, 2023, November 14, 2023, January 2, 2024, January 26, 2024 and February 22, 2024) that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the Private Units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. If the Company is unable to consummate the Company’s initial business combination by April 8, 2024, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by April 8, 2024. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

●	Cash and investment held in trust account

At December 31, 2023 and 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend income in the accompanying consolidated statement of operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The Company accounts for its Public Warrants as equity and the Private Warrants as liabilities.

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of December 31, 2023 and 2022, 1,977,179 and 4,600,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheets.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the Sponsor are estimated to approximate the carrying values as of December 31, 2023 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 or 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the years ended December 31, 2023 and 2022.

The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

●	Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable Ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Ordinary shares. Any remeasurement of the accretion to the redemption value of the Ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 4,904,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the consolidated statement of operations is based on the following:

	For the Year Ended December 31,
	2023	2022
Net (loss) income	$(227,215)	$1,084,218
Accretion of carrying value to redemption value	(2,077,668)	(2,062,188)
Net loss including accretion of carrying value to redemption value	$(2,304,883)	$(977,970)

	For the year ended December 31, 2023		For the year ended December 31, 2022
	Redeemable ordinary shares	Non-Redeemable ordinary shares	Redeemable ordinary shares	Non-Redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including accretion of carrying value to redemption value	$(1,403,860)	(901,023)	$(734,089)	$(234,881)
Accretion of carrying value to redemption value	2,077,668	-	2,062,188	-
Allocation of net (loss) income	$673,808	$(901,023)	$1,319,099	$(224,881)
Denominators:
Weighted-average shares outstanding	2,265,438	1,454,000	4,600,000	1,454,000
Basic and diluted net income (loss) per share	$0.30	$(0.62)	$0.29	$(0.16)

●	Related parties

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

Advance from Related Parties

As of December 31, 2023 and 2022, the Company had a temporary advance from Sponsor for its deferred cost of the Initial Public Offering. The balance is unsecured, interest-free and would either be paid upon consummation of the Company initial Business Combination or at the lender’s discretion, converted upon consummation of Business Combination into additional private units at a price of $10.00 per unit. As of December 31, 2023 and 2022, the balances due to related parties were $2,226,906 and $893,814, respectively.

Administrative Services Agreement

The Company is obligated, commencing from April 1, 2021, to pay Ace Global Investment Limited a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s business combination or the liquidation of the trust account to public shareholders. For the years ended December 31, 2023 and 2022, the Company incurred $120,000 and $120,000 in fees for these services, respectively.

Related Party Extensions Loan

The Company will have to consummate a Business Combination by April 8, 2022. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to fourteen times, five times by an additional three months each time and nine times by an additional one month each time (for a total of up to 36 months) to complete a Business Combination. Pursuant to the terms of our memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, both as amended, in order to extend the time available for the Company to consummate a Business Combination, the Sponsor its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account the applicable extension fees, on or prior to the date of the applicable deadline, for each extension. The Sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company are unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of our initial Business Combination or at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit.

On each of April 8, 2022, July 6, 2022 and September 28, 2022, the Company issued an unsecured promissory note in an amount of $455,400 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until January 8, 2023. On each of January 5, 2023 and March 24, 2023, the Company issued an unsecured promissory note in an amount of $350,332 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until July 8, 2023. On June 13, 2023, July 13, 2023 and August 15, 2023, the Company issued an unsecured promissory note in an amount of $116,777 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until October 8, 2023. On each of September 26, 2023, November 2, 2023, November 14, 2023, January 2, 2024, January 26, 2024 and February 22, 2024, the Company issued an unsecured promissory note in an amount of $98,859 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until April 8, 2024. The notes are non-interest bearing and are payable upon the closing of a business combination. In addition, the notes may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of December 31, 2023 and 2022, the note payable balance was $2,713,774 and $1,366,200, respectively.

NOTE 6 – SHAREHOLDERS’ DEFICIT

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

As of December 31, 2023 and 2022, 1,454,000 ordinary shares were issued and outstanding excluding 1,977,179 and 4,600,000 shares subject to possible redemption, respectively.

Public Warrants

As of December 31, 2023, and 2022, 4,600,000 public warrants were issued and outstanding.

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

NOTE 7 – ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at December 31, 2023 and 2022, 1,977,179 and 4,600,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

	For the Year Ended December 31,	For the Year Ended December 31,
	2023	2022
Total ordinary shares issued	6,054,000	6,054,000
Shares issued classified as equity	(1,454,000)	(1,454,000)
Share redemption	(2,622,821)	-
Ordinary shares, subject to redemption	1,977,179	4,600,000

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$23,330,523	$23,330,523	$-	$-

Liabilities:
Warrant liabilities – Private Warrants	$7,676	$-	$-	$7,676

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$48,982,188	$48,982,188	$-	$-

Liabilities:
Warrant liabilities – Private Warrants	$10,000	$-	$-	$10,000

*	included in cash and investments held in trust account on the Company’s consolidated balance sheets.

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s consolidated balance sheets.

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	December 31, 2023	December 31, 2022
Input
Share price	$11.83	$10.62
Risk-free interest rate	3.85%	1.18%
Volatility	1%	1%
Exercise price	$11.50	$11.50
Warrant life	5 years	5 years

The following table summarizes the fair values of warrant liabilities and change in fair value at each measurement date:

	For the Year Ended December 31,	For the Year Ended December 31,
	2023	2022
Fair value of private warrants as at the beginning of year	$10,000	$1,2400,000
Change in fair value of warrant liability	(2,324)	(1,230,000)
Fair value of private warrants as at the end of year	7,676	10,000

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has been no significant impact as of the date of these financial statements. The consolidated financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are available to be issued, the Company has evaluated all events or transactions that occurred after the balance sheet date.

On January 2, 2024 the Company issued an unsecured promissory note in an amount of $98,859 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until February 8, 2023.

On January 26, 2024 the Company issued an unsecured promissory note in an amount of $98,859 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until March 8, 2023.

On February 22, 2024 the Company issued an unsecured promissory note in an amount of $98,859 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until April 8, 2023.